Form 10-K
period 1993-12-31
NATIONAL HEALTH LABORATORIES INC
filed 1994-03-25
CIK 832427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

   (Mark One)
     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended            DECEMBER 31, 1993
                            ------------------------------------------
                                       OR

   _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to ______________

   Commission file number                   1-10740
                         ---------------------------------------------

                  NATIONAL HEALTH LABORATORIES INCORPORATED
   -------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             DELAWARE                              84-0611484
   -------------------------------------------------------------------
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)

   4225 EXECUTIVE SQUARE, SUITE 800, LA JOLLA, CALIFORNIA    92037
   -------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

                                619-550-0600
   ------------------------------------------------------------------
           (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:  Common
        Stock, $0.01 par value
   Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   State the aggregate market value of the voting stock held by non-affiliates of the registrant, by reference to the price at which the stock was sold as of a specified date within 60 days prior to the date of filing: $912,107,227 at March 22, 1994.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 84,750,692 shares at March 22, 1994 of which 20,176,729 shares are held by an indirect wholly owned subsidiary of Mafco Holdings Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The registrant's definitive proxy statement for its 1994 annual meeting of stockholders (which is to be filed pursuant to Regulation 14A not later than April 30, 1994), is incorporated by reference into Part III of this Form 10-K.

                                        PART I

          Item 1.  DESCRIPTION OF BUSINESS

                National Health Laboratories Incorporated (the "Company") was incorporated in Delaware on March 23, 1971 as DCL Health Laboratories Incorporated and adopted its current name on June 3, 1974. The Company's principal executive offices are located at 4225 Executive Square, Suite 800, La Jolla, California 92037, and its telephone number is (619) 550-0600.

                Until the initial public offering of approximately 5% of the Company's common stock in July 1988, the Company was an indirect wholly owned subsidiary of Revlon Holdings, Inc. ("Revlon"), then known as Revlon, Inc., which, in turn, is an indirect wholly owned subsidiary of Mafco Holdings Inc. ("MAFCO"), a corporation that is 100% owned by Ronald O. Perelman. Following the completion of successive secondary public offerings of the Company's common stock, a self tender offer by the Company and the purchase by the Company of outstanding shares of its common stock, MAFCO's indirect ownership has been reduced to approximately 24%.

                The Company is one of the leading clinical laboratory companies in the United States. Through a national network of laboratories, the Company offers a broad range of testing services used by the medical profession in the diagnosis, monitoring and treatment of disease. Office-based physicians constitute approximately 90% of the Company's clients. The remainder is comprised primarily of managed care providers, hospitals, clinics, nursing homes and other clinical laboratories.

                Since its founding, the Company has grown into a network of 17 major laboratories, including a national reference laboratory which performs esoteric testing and tests for the presence of drugs of abuse, 73 sales ports and 662 patient service centers and STAT laboratories, serving customers in 44 states.

          Recent Developments

               On March 14, 1994, National Health Laboratories Holdings Inc. ("NHL Holdings"), a newly formed, wholly owned subsidiary of the Company filed a Registration Statement with the Securities and Exchange Commission on Form S-4 under the Securities Act of 1933, as amended, covering the shares of NHL Holdings' common stock to be issued in connection with a proposed corporate reorganization that will create a holding company structure for the Company. Under such proposed corporate reorganization, NHL Holdings, which was specifically formed to effect the reorganization, will become the parent holding company of the Company. All outstanding shares of common stock of the Company will be converted on a share-for-share basis into shares of common stock of NHL Holdings. As a result, the owners of common stock of the Company will become the owners of common stock of NHL Holdings. The Company believes the reorganization will provide a greater ability to take advantage of future growth opportunities and will broaden the alternatives available for future financing. If the proposed corporate reorganization is approved by an affirmative vote of a majority of the outstanding shares of the Company's common stock at the Company's next annual meeting of stockholders, such reorganization is expected to be effected promptly after such approval.

          The Clinical Laboratory Industry

                Clinical laboratory tests are used by physicians to diagnose, monitor and treat diseases and other clinical states through the detection of substances in blood or tissue samples and other specimens. Clinical laboratory tests are primarily performed by hospitals in-house, by physicians in their offices or in physician-owned laboratories and by independent laboratory companies like the Company. The Company views the clinical laboratory industry as highly fragmented with many local and regional competitors, including numerous physician and hospital-owned laboratories as well as several large independent laboratory companies.

               The clinical laboratory industry has experienced rapid consolidation. The Company believes that this consolidation will continue due to pricing pressures, overcapacity, cost burdens on small labs as they strive to meet new regulatory requirements and restrictions on Medicare and Medicaid reimbursement for tests referred by physicians to laboratories in which they have a financial interest.

          Laboratory Testing Operations and Services

                The Company has 17 major laboratories, 73 sales ports and 662 patient service centers and STAT laboratories. A "sales port" is a central office which collects specimens in a region for shipment to one of the Company's laboratories for testing. Test results can be printed at a sales port and conveniently delivered to the client. A sales port also is used as a base for sales staff. A "patient service center" is a facility generally maintained by the Company to serve the physicians in a medical professional building. The patient service center collects the specimens as requested by the physician. The specimens are sent, principally through the Company's in-house courier system (and, to a lesser extent, through independent couriers), to one of the Company's major laboratories for testing. Some of the Company's patient service centers have "STAT labs", which are laboratories that have the ability to perform certain routine tests quickly and report results to the physician immediately.

                The Company processes approximately 116,000 patient specimens on an average day, representing approximately 327,000 separate laboratory tests. Patient specimens are delivered to the Company accompanied by a test request form. These forms are completed by the client, indicating the tests to be performed and providing the necessary billing information.

                Each specimen and related request form is checked for completeness and then given a unique identification number. The unique identification number assigned to each patient helps to assure that the results are attributed to the correct patient. The test request forms are sent to a data entry terminal where a file is established for each specimen and the necessary testing and billing information entered. Once this information is entered into the system, the tests are performed and the results are entered either manually or through computer interface, depending upon the tests and the type of equipment involved.
          Most of the Company's computer testing equipment is interfaced with the Company's computer system. Most routine testing is completed by early the next morning, and test results are printed and prepared for distribution by service representatives that day. Some clients have local printer capability and have reports printed out directly in their offices. Clients who request that they be called with a result are so notified in the morning. It is Company procedure to notify the client immediately if at any time in the course of the testing process a life-threatening result is found.

                The following discussion describes the different types of tests performed by the Company:

                Routine Clinical Testing. The Company believes that there are approximately 1,300 tests available in the industry today, of which the Company considers approximately 50% routine. The vast majority of the number of tests actually performed by the Company are considered by the Company to be routine. The Company performs all of such routine tests in its own laboratories. A routine test generally is a higher volume, simpler test capable of being performed and reported within 24 hours. The Company performs many routine clinical tests with sophisticated and computerized laboratory testing equipment. These tests provide information used by physicians in determining the existence or absence of disease or abnormalities. The Company performs this core group of routine tests in each of its 17 major regional laboratories for a total of approximately 81,500,000 routine tests annually.

                Esoteric Clinical Testing. Esoteric tests are specialized laboratory tests performed in cases where information is needed to confirm a diagnosis, or when the physician requires additional information to develop a plan of therapy for a complicated medical case. Esoteric tests are generally more complex tests, requiring more sophisticated technology and more expensive equipment and materials, as well as a higher degree of technical skill to perform. The number of esoteric tests continually increases as new medical discoveries are made. The Company presently considers approximately 650 tests to be esoteric. In March 1989, the Company opened a new, state-of-the-art national reference laboratory in Nashville, Tennessee. This laboratory provides a central location for esoteric testing for all of the Company's major laboratories and their clients. The Company performs approximately 90% of all types of tests considered by the Company to be esoteric at its own facilities, representing approximately 1,950,000 tests annually. With the opening of this facility, the Company has reduced both the types and numbers of esoteric tests that are referred to outside laboratories to be performed.

                Cytology. Cytology, which involves both routine and esoteric clinical testing, is the examination of cells under a microscope to detect abnormalities in composition, form or structure which are associated with disease. The PAP smear is the most common cytologic test, accounting for approximately 99% of all of the Company's testing in this area. Additional cytology tests are performed on fluid aspirations, bronchial washings and breast fluid smears. The Company performs approximately 3,800,000 PAP smears and other cytologic examinations annually.

                Anatomical Testing. Routine and esoteric anatomical tests require the examination of a small piece of tissue which either is cut from the body surgically or taken in a biopsy. These tissue specimens are examined by a pathologist both visually and microscopically to detect abnormalities in composition, form or structure which are associated with disease. The Company performs approximately 540,000 anatomical tests annually.

          Quality Assurance

                The Company considers the quality of its tests to be of critical importance to its growth and retention of accounts. It has established a comprehensive quality assurance program for all of its laboratories and other facilities designed to help assure accurate and timely test results. All laboratories certified by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS") for participation in the Medicare program and licensed under the Clinical Laboratory Improvement Act of 1967, as amended by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") must participate in basic quality assurance programs. In addition to the compulsory external inspections and proficiency programs demanded by the regulatory agencies, the Company has adopted a substantial number of additional quality assurance programs. See "-- Governmental and Industry Regulation".

                Each laboratory is equipped with sophisticated testing equipment which is checked daily in accordance with the Company's preventive maintenance program. In addition, each laboratory is supervised by a medical director who is a physician, assisted by a technical director who meets certain regulatory requirements, and is staffed with medical professionals. The primary role of such professionals is to ensure the accuracy of the Company's tests.

                The Company employs inspectors with doctorate and masters degrees in biological sciences who visit and inspect each of the laboratories routinely on an unannounced basis. The Company attempts to have such inspections conducted in the same manner as the annual inspections conducted by federal and state government officials. Any deficiencies which appear must be corrected within 30 days.

                In late 1990, the Company completed a state-of-the-art Technology Center at its headquarters facility in La Jolla, California. The center houses the Company's Quality Assurance Group and enhances its ability to monitor the testing results of the individual laboratories. A computerized network has been established allowing virtual on-line examination of test results and monitoring of the laboratories.

                The Company also participates in a number of proficiency testing programs which, generally, entail submitting pretested samples to a laboratory to verify the laboratory test results against the known proficiency test value. These proficiency programs are conducted both by the Company on its own and in conjunction with groups such as the College of American

          Pathologists ("CAP") and state and federal government regulatory agencies. The CAP is an independent non-governmental organization of board certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. The CAP accreditation program involves both on-site inspections of the laboratory and participation in the CAP's proficiency testing program for all categories in which the laboratory is accredited by the CAP. A laboratory's receipt of accreditation by the CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an
          external source.   See "--Governmental and Industry Regulation".

          Sales, Marketing and Client Service

               The Company's business strategy also emphasizes sales, marketing and client service which the Company believes have been important factors in its growth.

               The Company's sales force was slightly reshaped during 1993 to reflect changes in the current marketplace. A new, totally dedicated sales force of 20 people was assembled to better address managed care, an emerging and increasingly important segment of the clinical laboratory customer base. At the beginning of 1993, the Company had contracts with over 300 managed care organizations and insurance companies. During the year, the managed care sales group arranged new contracts with more than 120 additional managed care providers across the country. The Company's hospital sales force was also expanded during 1993. New contracts were signed with over 100 group purchasing or individual hospital organizations which are expected to generate annualized revenues in excess of seven million dollars.

               The Company continued its support of the sales force's efforts with a variety of marketing and informational brochures. Patient information booklets on commonly ordered chemistry tests and the PAP test were published in both English and Spanish and given to clients for distribution to their patients. A new end stage renal dialysis marketing program was introduced; components included a marketing brochure and a sophisticated data processing program for use in dialysis centers. To support the efforts of the newly formed managed care sales force, the Company developed a unique, proprietary utilization review program geared specifically toward today's managed care client's needs. A managed care capabilities brochure was also prepared to introduce Company sales people to potential new managed care customers.

               The Company considers it's quality assurance program to be a leader in the industry. To convey this to new and existing clients, a quality assurance brochure was produced to give a detailed explanation of the Company's 19 clinical laboratory and 18 cytology quality assurance programs. Lastly, the Company started a quarterly newsletter called "Horizon" which is directed at the hospital marketplace.

                After an account is acquired, primary responsibility for the account is turned over to the Company's Client Service Program and its client service coordinators. This group expanded by approximately 20% during 1993, increasing to over 200 individuals. Through these coordinators, the Company continuously monitors and assesses service levels, maintains client relationships and attempts to identify and respond to client needs.

          Potential New Markets

               Both the hospital reference and managed care markets present tremendous opportunities for future growth. The impact of health care reform and the current industry consolidation will create many unique situations in both these market segments. The Company plans to continue to expand both sales forces that service these two groups. In addition, the Company intends to target certain niche markets for increased sales penetration during 1994: Clinical Trials, End Stage Renal Dialysis and Nursing Homes. Lastly, several of the acquisitions completed during 1993 opened new geographic markets for the Company's primary target market, office-based physicians.

               Sales for the Company's national reference laboratory for esoteric testing ("NRL I") increased in 1993 to approximately $65 million from approximately $60 million in 1992. The facility is located in Nashville, Tennessee, and services both the hospital reference and physician office market. Sales of the Company's national reference laboratory for testing for the presence of drugs of abuse ("NRL II") also grew from approximately $3 million in 1992 to approximately $4.3 million in 1993. The Company believes that both these organizations will exhibit continued growth in 1994 and in future years.

          Information Systems

               The Company believes the requirement for timely, clearly presented data is paramount to health care organizations' success in the 1990s. A dedicated managed care data system and an enhanced physician office system with field support were two of the many new programs developed by the information systems group in 1993. Plans for 1994 include completion of laboratory hardware/software standardization, final computerization and installation of a cytology and histology data system and developmental work on a new advanced large laboratory system. A new, enhanced billing system to handle the needs of various third party carriers and managed care clients will be installed in all the regional laboratories during the first half of 1994. Additionally, the Company will begin testing and installation of its next generation comprehensive billing system. Further, to improve customer service, a number of the laboratory telephone systems will be replaced or upgraded during 1994.

          Infectious Waste

                Certain federal and state laws govern the handling and disposal of infectious and hazardous wastes. Although the Company believes that it is currently in compliance in all material respects with such federal and state laws, failure to comply could subject the Company to fines, criminal penalties and/or other enforcement actions.

          Customers

                To date, the Company has focused its marketing efforts primarily on office-based physicians, whose orders account for approximately 90% of its net sales. The remaining 10% of net sales is derived from managed care providers, hospital reference testing, nursing homes, clinics, referrals from other clinical laboratories and other clients. The largest client of the Company accounts for approximately 1.2% of net sales. The Company believes that the loss of any one client would not have a material adverse effect on its financial condition. Payment for the Company's services is made by the patients directly, physicians who in turn bill their patients, or third party payors, including public and private parties such as Medicare, Medicaid and Blue Shield.

          Employees

                At December 31, 1993, the Company employed approximately 10,650 people. These include approximately 7,700 full-time employees and approximately 2,950 part-time employees, which represents the equivalent of approximately 8,360 persons full-time. Of the approximately 8,360 full-time equivalent employees, approximately 350 are sales personnel, approximately 7,140 are laboratory and distribution personnel and approximately 870 are administrative and data processing personnel. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are excellent.

          Governmental and Industry Regulation

                The clinical laboratory industry is subject to government regulation at the federal, state and local levels.

                The Company's major laboratories are certified under the federal Medicare program, state Medicaid programs and CLIA.
          Where applicable, licensure is maintained under the laws of state or local governments that have clinical laboratory regulation programs. In addition, in facilities where radioimmunoassay testing is performed, the facilities are licensed by the federal Nuclear Regulatory Commission and, where applicable, by state nuclear regulatory agencies. Sixteen of the Company's 17 major laboratories are accredited by the CAP. The Chicago regional laboratory, opened January 1, 1994, is currently applying for CAP accreditation. In addition, the Company's STAT laboratories are also certified or licensed, as necessary, under federal, state or local programs.

                The federal and state certification and licensure programs establish standards for the day-to-day operation of a medical laboratory, including, but not limited to, personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors employed by the appropriate federal or state regulatory agency. In addition, regulatory authorities require participation in a proficiency testing program provided by an external source which involves actual testing of specimens that have been specifically prepared by the regulatory authority for testing by the laboratory.

                In 1993, 1992 and 1991, approximately 41%, 42% and 42%,
          respectively, of the Company's revenues were derived from tests performed for beneficiaries of Medicare and Medicaid programs. Furthermore, the conduct of the Company's other business depends substantially on continued participation in these programs.
          Under law and regulation, for most of the tests performed for Medicare or Medicaid beneficiaries, the Company must accept reimbursement from Medicare or Medicaid as payment in full. In 1984, Congress adopted legislation establishing a fee schedule reimbursement methodology for testing for out-patients under Medicare. The 1984 legislation reduced the laboratory reimbursement rate by 40%. In 1986, Congress changed the fee schedule reimbursement mechanism by creating national limitation amounts which are the medians of the fee schedule rates for tests subject to the fee schedules. Initially, laboratories were paid 115% of the national limitation amounts. Since 1986, Congress has gradually reduced the percentage of the national limitation amounts that Medicare will pay to 84%. The latest reduction in the national limitation payment amounts (from 88% to 84% effective January 1, 1994) was made as part of the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93") that was enacted into law during 1993. OBRA '93 contains provisions for a further reduction in payments to 80% of the national limitation amounts effective January 1, 1995, followed by an additional reduction to 76% on January 1, 1996. OBRA '93 also eliminated, for 1994 and 1995, the provision for annual fee schedule increases based upon the consumer price index. In addition, state Medicaid programs are prohibited from paying more than the Medicare fee schedule amount for testing for Medicaid beneficiaries. Additional future changes in federal, state or local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing or the methods for choosing laboratories eligible to perform tests could have a material adverse effect on the Company.

               On January 1, 1993, numerous changes in the Physicians' Current Procedural Terminology ("CPT") were published. The CPT is a coding system that is published by the American Medical Association. It lists descriptive terms and identifying codes for reporting medical and medically related services. The Medicare and Medicaid programs require suppliers, including laboratories, to use the CPT codes when they bill the programs for services performed. HCFA implemented these CPT changes for Medicare and Medicaid on August 1, 1993. The CPT changes have altered the way the Company bills Medicare and Medicaid for some of its services, thereby reducing the reimbursement the Company receives from those programs for some of its services. For example, certain codes for calculations, such as LDL cholesterol were deleted and are no longer a payable service under Medicare and Medicaid.

               In March 1992, HCFA published proposed regulations to implement the Medicare statute's prohibition (with certain exceptions) against compensation arrangements between physicians and laboratories. The proposed regulations would define remuneration that gives rise to a compensation arrangement as including discounts. If that definition of remuneration were to become effective, it could have an impact on the way the Company prices its services to physicians. However, in August 1993, the referenced Medicare statute was amended by OBRA '93. One of these amendments makes it clear that day-to-day transactions between laboratories and their customers, including but not limited to discounts granted by laboratories to their customers, are not affected by the compensation arrangement provisions of the Medicare statute. Thus, the Company expects the definition of remuneration in HCFA's proposed regulations will be changed to reflect this amendment to the Medicare statute. Currently, these proposed regulations have not been finalized.

               The Clinton Administration has announced its desire and intention to reform health care in the United States. Some of the proposals that have been discussed include managed competition, global budgeting, price controls and freezes on health care costs. Health care reform could have a material effect on the Company. The Company is unable to predict, however, whether and what type of health care reform legislation will be enacted into law.

                In November 1990, the Company became aware of a grand jury inquiry relating to its pricing practices being conducted by the United States Attorney for the San Diego area (the Southern District of California) with the assistance of the Office of Inspector General ("OIG") of HHS. On December 18, 1992, the Company announced that it had entered into agreements that concluded the investigation (the "Government Settlement"). The settlement revolved around the government's contention that the Company improperly included its tests for HDL cholesterol and serum ferritin (a measure of iron in the blood) in its basic Health Survey Profile, without clearly offering an alternative profile that did not include these medical tests. The government also contended that, in certain instances, physicians were told that these additional tests would be included in the Health Survey Profile at no extra charge. As a result, the government contended, the Company's marketing activities denied physicians the ability to exercise their judgment as to the medical necessity of these tests.

                Pursuant to the Government Settlement, the Company pleaded guilty to the charge of presenting two false claims to the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") and paid a $1 million fine. In connection with pending and threatened civil claims, the Company also agreed to pay $100 million to the federal government, of which $73 million has been paid and $27 million will be paid in quarterly installments through September 30, 1995. Concurrently, the Company settled related Medicaid claims with states that account for over 99.5% of its Medicaid business, and has paid $10.4 million to the settling states.

                As a result of these settlements, the Company took a one-time pre-tax charge of $136.0 million in the fourth quarter of 1992, which reduced net earnings for the quarter and year ended December 31, 1992 by $80.3 million. Earnings per share for the fourth quarter and year were each reduced by $0.85. The charge covers all estimated costs related to the investigation and the settlement agreements. The Company will continue to receive reimbursements from all government third party reimbursement programs, including Medicare, Medicaid and CHAMPUS, under the settlement agreements. (The Company made changes to requisition forms, pricing and compendia of tests following the settlement. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations".)

               In September 1993, the Company was served with a subpoena issued by the OIG, which required the Company to provide documents to the OIG concerning its regulatory compliance procedures. The Company has provided documents to the OIG in response to the subpoena.

          Compliance Program

               Because of evolving interpretations of regulations and the national debate over health care, compliance with all Medicare, Medicaid and other government-established rules and regulations has become a significant factor throughout the clinical laboratory industry. The Company began the implementation of a new compliance program in late 1992 and early 1993. The objective of the program is to develop aggressive and reliable compliance safeguards. Emphasis is placed on developing training programs for personnel to attempt to assure the strict implementation of all rules and regulations. Further, in-depth reviews of procedures, personnel and facilities are conducted to assure regulatory compliance throughout the Company. Such sharpened focus on regulatory standards and procedures will continue to be an absolute priority for the Company in the future.

          Competition

                The clinical laboratory testing business is characterized by intense competition. The Company believes that there are many clinical laboratory companies which provide a broad range of laboratory testing services in the same markets serviced by the Company. Among the Company's national competitors are Allied Clinical Laboratories, Inc., MetPath Inc., Nichols Institute, Roche Biomedical Laboratories, Inc. and SmithKline Beecham Clinical Laboratories, Inc. According to HCFA, there are over 157,000 federally regulated clinical laboratories, of which approximately 6,400 are independent laboratories. The number of regulated clinical laboratories has increased dramatically as a result of the enactment of the Clinical Laboratories Improvement Amendments of 1988 which expanded the definition of laboratories subject to federal regulation. Competition is based primarily on quality, price and the time required to report results. In addition to competition for customers, there is increasing competition for qualified personnel.

          Item 2.  PROPERTIES

                The principal properties of the Company are its leased corporate headquarters located in La Jolla, California and the following major laboratory facilities:


                                  Approximate
                                      Area               Nature of
                Location        (in square feet)         Occupancy
          -------------------   --------------   -----------------------
          Phoenix, Arizona           43,024     Lease Expires 2001; 5 year
                                                 renewal option
          San Diego, California      37,079     Lease Expires 2000
          Denver, Colorado           19,982     Lease Expires 2001; two
                                                 5 year renewal options
          Hollywood, Florida         46,500     Lease Expires 2002; three
                                                 5 year renewal options
          Tampa, Florida             26,600     Lease Expires 2002; one
                                                 5 year renewal option
          Chicago, Illinois          40,065     Lease Expires 2003; two
                                                 5 year renewal options
          Louisville, Kentucky       60,000     Lease Expires 2002; three
                                                 5 year renewal options
          Detroit, Michigan          12,800     Lease Expires 1994
          Cranford, New Jersey       36,438     Lease Expires 1995; 5 year
                                                 renewal option
          Uniondale, New York       108,000     Lease expires 2007; two 5
                                                 year renewal options
          Winston-Salem,
           North Carolina            42,500     Lease Expires 2004; one
                                                 5 year renewal option
          NRL I-Nashville,
           Tennessee                 46,313     Lease Expires 2000; two
                                                 5 year renewal options
          NRL II-Nashville,
           Tennessee                 25,640     Lease Expires 2000; two
                                                 5 year renewal options
          Dallas, Texas              27,968     Lease Expires 1994
          Houston, Texas             32,368     Lease Expires 1996
          San Antonio, Texas         20,660     Lease Expires 1997; two
                                                 5 year renewal options
          Herndon, Virginia          64,172     Lease Expires 2004; 5 year
                                                 renewal option
          Seattle, Washington        34,900     Lease Expires 2000; two
                                                 5 year renewal options

                Construction of a new major laboratory facility in Chicago, Illinois was completed in December 1993. The laboratory opened January 1, 1994. Construction of two new laboratories to replace the Company's Detroit, Michigan and Cranford, New Jersey facilities will begin in the first quarter of 1994 and be completed in the third and fourth quarters of 1994, respectively.

                All of the major laboratory facilities have been built or improved for the single purpose of providing clinical laboratory testing services. The Company believes that these facilities are suitable and adequate and have sufficient production capacity for its currently foreseeable level of operations. The Company believes that if it were to lose the lease on any of the facilities it presently leases, it could find alternate space at competitive market rates and readily relocate its operations to such new locations without material disruption to its operations.

          Item 3.  LEGAL PROCEEDINGS

                The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position of the Company.

                In December 1992, several class actions were filed against the Company and certain of its officers and directors alleging that certain public disclosures made by the Company since February 1990 were false and misleading in that they failed to disclose that a portion of the Company's income was derived from allegedly fraudulent claims and that such non-disclosures rendered the Company's financial statements misleading. These various class actions are pending in the United States District Court for the Southern District of California. The Company believes that the allegations of the complaint that claim wrong doing on behalf of the Company and its officers and directors cannot be supported by the facts or the law and that the Company's disclosures complied with all legal obligations. The Company is defending these lawsuits vigorously.

                In addition, certain lawsuits have been brought by purported shareholders of the Company, allegedly on the Company's behalf against the Company's directors and certain of its officers, in the Superior Court for the County of San Diego, California. These various claims allege that the Company was damaged by actions of the defendant officers and directors in connection with supervision and control of the practices that led to the guilty plea and civil settlement associated with the

          Government Settlement. These actions seek no damages against the Company.

               In November 1993, a class action was filed against the Company and certain of its officers and directors alleging that certain public disclosures made by the Company since December 1992 were false and misleading in that they stated that the Company had taken steps to insure that the Company's sales and marketing practices are compatible with the government's interpretation of current regulations and that they failed to disclose that a portion of the Company's income was derived from allegedly fraudulent claims and that such non-disclosures rendered the Company's financial statements misleading. This class action is pending in the United States District Court for the Southern District of California. The Company believes that the allegations of the complaint that claim wrongdoing on behalf of the Company and its officers and directors cannot be supported by the facts or the law and that the Company's disclosures complied with all legal obligations. On January 5, 1994, a stipulation was entered into whereby the parties have agreed to stay all further activity in this action pending the conclusion of the class actions filed in December 1992.

               On January 13, 1994, the individual who had commenced a previously reported, purported antitrust class action against the Company in federal district court alleging that he had been billed for unordered tests voluntarily dismissed his action.

          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

          EXECUTIVE OFFICERS OF THE REGISTRANT

               Pursuant to General Instruction G(3) of Form 10-K, the following is included as an unnumbered Item in Part I of this report in lieu of being included in the definitive proxy statement for the 1994 annual meeting of stockholders.

               The following table sets forth as of February 23, 1994 the executive officers of the Company.

                       Name                              Position
          --------------------------        ----------------------------------
          Ronald O. Perelman                Chairman of the Board and Director
          James R. Maher                    President, Chief Executive Officer
                                              and Director
          David C. Flaugh                   Senior Executive Vice President and
                                              Chief Operating Officer
          Timothy J. Brodnik                Executive Vice President
          Michael L. Jeub                   Executive Vice President, Chief
                                              Financial Officer and Treasurer
          Larry L. Leonard, Ph.D.           Executive Vice President
          John F. Markus                    Executive Vice President and
                                              Corporate Compliance Officer
          James G. Richmond                 Executive Vice President and
                                              General Counsel
          W. David Slaunwhite, Ph.D.        Executive Vice President
          Bernard E. Statland, M.D., Ph.D   Executive Vice President and
                                              Chief Executive Officer of
                                              National Reference Laboratory
          Robert E. Whalen                  Executive Vice President

                RONALD O. PERELMAN (51) has been Chairman of the Board and Director of the Company since 1988. Mr Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes Holdings Inc. ("M&F Holdings") and MAFCO, for more than the past five years. Mr. Perelman also is Chairman of the Board of Andrews Group Incorporated ("Andrews Group"), Consolidated Cigar Corporation ("Consolidated Cigar"), New World Communications Group, Inc. ("New World Communications"), Mafco Worldwide Corporation ("Mafco Worldwide"), Marvel Entertainment Group, Inc. ("Marvel"), Revlon Consumer Products Corporation ("Revlon Products") and SCI Television, Inc. Mr. Perelman is a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Andrews Group, The Coleman Company, Inc. ("Coleman"), Coleman Holdings Inc., Coleman Worldwide Corporation, Consolidated Cigar, Mafco Worldwide, Marvel, Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Marvel Parent"), Marvel III

          Holdings Inc. ("Marvel III"), Revlon Products, Revlon Worldwide Corporation and SCI Television, Inc.

                JAMES R. MAHER (44) has been President, Chief Executive Officer and a Director of the Company since December 1992. Mr. Maher was Vice Chairman of The First Boston Corporation from 1990 to 1992 and Managing Director of The First Boston Corporation since 1982. Mr. Maher also is a director of First Brands Corporation.

                DAVID C. FLAUGH (46) joined the Company in 1970. In 1992 Mr. Flaugh was appointed Chief Operating Officer and Senior Executive Vice President. He was appointed Chief Financial Officer and Treasurer in 1982 and 1988, respectively. From 1991 to 1992, Mr. Flaugh was Vice President-Managing Director.

                TIMOTHY J. BRODNIK (46) joined the Company in 1971. He was appointed Executive Vice President of the Company in 1993 and was Senior Vice President from 1991 to 1993 and Vice President-Division Manager commencing 1979. Mr. Brodnik oversees the Company's sales operations.

                MICHAEL L. JEUB (51) joined the Company in 1993 as Executive Vice President, Chief Financial Officer and Treasurer. Previously, Mr. Jeub was President, Chief Operating Officer and Chief Financial Officer of Medical Imaging Centers of America from 1991 to 1993. From 1988 to 1991, Mr. Jeub was a private investor. Prior to 1988, Mr. Jeub held several positions with International Clinical Laboratories, Inc., including Chief Financial Officer and Eastern Division President.

                LARRY L. LEONARD (52), who holds a Ph.D. degree in microbiology, joined the Company in 1978. He was appointed Executive Vice President of the Company in 1993 and was Senior Vice President from 1991 to 1993 and Vice President-Division Manager commencing 1979. Dr. Leonard oversees major regional laboratories in Arizona, Florida, North Carolina, Texas and Virginia.

                JOHN F. MARKUS (42) joined the Company in 1990. He was appointed Executive Vice President and Corporate Compliance Officer in 1993 and was Vice President-Managing Director from 1990 to 1993. Previously, Mr. Markus was an attorney in the law firm of Akin, Gump, Strauss, Hauer and Feld in Washington D.C. for more than five years and was a partner in such firm since 1989.

                JAMES G. RICHMOND (50) joined the Company in 1992 as Executive Vice President and General Counsel. Previously, Mr.

          Richmond was Managing Partner of the law firm of Coffield, Ungaretti & Harris in Chicago from 1991 to 1992. Prior thereto, he was Special Counsel to the Deputy Attorney General of the United States from 1990 to 1991 and from 1985 to 1991 was United States Attorney for the Northern District of Indiana.

                W. DAVID SLAUNWHITE, PH.D. (48) joined the Company in
          1981. He was appointed Executive Vice President in 1993, was Vice President - Managing Director from 1991 to 1993 and Vice President - Division Manager from 1989 to 1991. Prior to that he held positions of increasing importance with the Company. Dr. Slaunwhite has operational responsibilities for major regional laboratories in California, Colorado, Illinois, Kentucky, Michigan, New Jersey, New York and Washington.

                BERNARD E. STATLAND, M.D., PH.D. (52) joined the Company in 1990. He was appointed Executive Vice President in 1993 and was Vice President - Managing Director and Chief Executive Officer of the national reference laboratory from 1990 to 1993. Dr. Statland was named a Scientific Advisor on the Company's Board of Consultants in 1989. Prior to joining the Company, he was Director of Pathology and Laboratory Medicine at Methodist Hospital of Indiana for four years and previously held a similar position at Boston University Hospital.

                ROBERT E. WHALEN (51) joined the Company in 1976. He was named Executive Vice President of the Company in 1993 and was Senior Vice President from 1991 to 1993 and Vice President - Administration commencing 1985. From 1979 to 1985, he was Vice President - Division Manager of the Company.

                                       PART II

          Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                On April 24, 1991, the common stock commenced trading on the New York Stock Exchange ("NYSE") under the symbol "NH". Prior to such time, the common stock was quoted on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "NHLI".

                The following table sets forth for the calendar periods indicated the high and low sales prices for the common stock reported on the NYSE Composite Tape, and the cash dividends declared per share of common stock.


                                                               Dividends
                                                               Declared
                                           High        Low     Per Share
          ---------------------------------------------------------------

           1992

            First Quarter                 29 1/4     24 1/4       0.07
            Second Quarter                25 1/2     18 7/8       0.08
            Third Quarter                 24 3/8     18           0.08
            Fourth Quarter                25 1/8     15 5/8       0.08

          1993

            First Quarter                 18 1/4     12 7/8       0.08
            Second Quarter                19 1/2     16 1/8       0.08
            Third Quarter                 18 1/2     14 1/2       0.08
            Fourth Quarter                16 3/8     12           0.08

          1994

            First Quarter (through
              February 11, 1994)          15 1/4     13 1/4

                On February 16, 1994, there were approximately 625 holders of record of the common stock.

                The Company has a policy pursuant to which dividends equal to approximately 30% of net earnings are paid quarterly. The declaration and payment of dividends is at the discretion of the Board of Directors of the Company and the amount thereof will be dependent upon the Company's results of operations, financial condition, cash requirements for its business, future prospects and other factors deemed relevant by the Board of Directors. In addition, the Company's five year revolving credit facility entered into in August 1993 (the "Revolving Credit Facility") contains, among other provisions, a covenant prohibiting the declaration or payment of cash dividends to stockholders if, after giving effect to such action, a default (as defined by the terms of the Revolving Credit Facility) shall occur and be continuing.

          Item 6.  SELECTED FINANCIAL DATA

                The selected financial data presented hereinafter as of and for each of the years in the five year period ended December 31, 1993, are derived from consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick, independent certified public accountants. This data should be read in conjunction with the accompanying notes, the Company's financial statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", all included elsewhere herein.

                                          Year Ended December 31,
                              ----------------------------------------------
                                 1993      1992     1991      1990      1989
 ---------------------------------------------------------------------------
                              (Dollars in millions, except per share amounts)
 Statement of Earnings Data:
 Net Sales  . . . . . . . . .   $760.5    $721.4    $603.9   $501.9    $402.4
 Gross profit . . . . . . . .    316.0     326.3     271.4    222.6     177.8
 Operating income (a) . . . .    185.5      64.1     165.8    133.1     107.0
 Net earnings (a) . . . . . .    112.7      40.6     103.9     82.6      64.7

 Earnings per common
   share (a) (b) . . . . . . .   $ 1.26    $ 0.43    $ 1.05   $ 0.83    $ 0.65
 Dividends per common
   share subsequent to
   initial public
   offering (c)  . . . . . . .   $ 0.32    $ 0.31    $ 0.27    $1.58        --
 Weighted average
   common shares
   outstanding (000) (b) . . .   89,439    94,468    99,096   99,048    99,000

                                                 December 31,
                                 --------------------------------------------
                                  1993      1992     1991      1990      1989
 ----------------------------------------------------------------------------
 Balance Sheet Data:
  Cash and cash equivalents  .   $ 12.3    $ 33.4    $ 51.3   $ 45.8   $  32.0
  Intangible assets, net (e) .    281.5     188.3     193.1    192.7     198.6
  Total assets (e) . . . . . .    585.5     477.4     411.3    374.2     368.2
  Long-term obligations
    (a)(b)(d)(f).  . . . . . .    314.6     114.2       2.9      0.9       2.7
  Due to affiliates (c)  . . .      0.1       0.9        --     66.4       0.1
  Total stockholders'
    equity (b) (c) . . . . . .    140.8     212.5     330.8    256.7     330.0

          _________________
          (a) In the fourth quarter of 1992, the Company took a one-time charge against operating income of $136.0 million related to the Government Settlement. At December 31, 1993 and 1992, the long-term portion representing payments for settlement and related expenses due in 1994 and 1995 aggregated $11.5 and $28.0 million, respectively.

          (b) On January 16, 1992, the Company purchased 4,808,000 shares of its outstanding common stock from its stockholders pursuant to a tender offer (the "Tender Offer"). The Company borrowed $100.0 million under a revolving credit facility in existence at that time and used $25.8 million of cash on hand to finance the Tender Offer. During 1993 and 1992, the Company made open market purchases of 9,485,800 and 310,000 of its outstanding shares of common stock, respectively, for an aggregate amount of $154.2 million and $6.1 million, respectively. Such purchases were financed with cash on hand and borrowings under revolving credit facilities in existence at such time. At December 31, 1993 and 1992, $278.0 million and $75.0 million, respectively, was outstanding on the revolving credit facilities in existence on those dates.

          (c) In July 1990, the Company paid a special dividend of $150.6 million ($1.52 per share). Due to affiliates at December 31, 1990 principally represents borrowings from Revlon in the original principal amount of $77.0 million incurred in connection with the special dividend paid in 1990, net of an $11.0 million principal payment made in 1990. All remaining amounts due to affiliates were paid at a discount in December 1991.

          (d) In the fourth quarter of 1992, the Company relocated its Long Island-based laboratory to a newly constructed facility. The transaction is treated as a capital lease for financial reporting purposes; as such, the associated long-term lease obligation totalled $9.7 million and $9.6 million at December 31, 1993 and 1992, respectively.

          (e) During 1993, the Company acquired thirty-four clinical laboratory companies for an aggregate amount of $78.2 million in cash plus $28.7 million of liabilities, comprised primarily of future contractual and contingent payments.
               The cash portion of such purchases was financed with cash on hand and borrowings under revolving credit facilities in existence at the time of the acquisitions. The excess of cost over the fair value of net tangible assets acquired was $100.1 million and is included under the caption "Intangible assets, net".

          (f) Long-term debt includes the expected value of long-term future contractual and contingent amounts to be paid to the principals of acquired clinical laboratory companies. Such payments are primarily based on a percentage of future revenues derived from the acquired customer lists or specified amounts to be paid over a period of time. At December 1993, 1992, 1991, 1990 and 1989, such amounts were $15.4 million, $1.6 million, $2.9 million, $0.9 million and $2.7 million, respectively.

          Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The Company derives approximately 41% of its net sales from tests performed for beneficiaries of Medicare and Medicaid programs. Several changes have been made which impact the reimbursement the Company receives from such programs. On January 1, 1993, numerous changes in the Physicians' Current Procedural Terminology were published which became effective on August 1, 1993. These changes impact the reimbursement the Company receives on some of its services that are billed to the Medicare and Medicaid programs. For example, certain codes for calculations, such as LDL cholesterol were deleted and are no longer a payable service under Medicare and Medicaid. Had such changes been implemented as of January 1, 1993, the Company estimates that 1993 net sales would have been reduced by approximately $7 million.

              During 1993, provisions were included in OBRA '93 which reduced Medicare reimbursement schedules by lowering payments under the fee schedule methodology from 88% to 84% of the national limitation amounts, effective January 1, 1994. The Company estimates that this change would have decreased 1993 net sales by approximately $10 million had it been implemented as of January 1, 1993. A further reduction in payments to 80% of the national limitation amounts will become effective on January 1, 1995, followed by an additional reduction to 76% on January 1, 1996. OBRA '93 also eliminated, for 1994 and 1995, the provision for annual fee schedule increases based upon the consumer price index.

              In the latter part of 1993, the Company held discussions with HCFA concerning the reimbursement policy for serum ferritin and HDL cholesterol tests. HCFA expressed concerns that the incidence of orders of these tests by physicians remained too high despite changes in the Company's requisition forms, pricing and compendia of tests instituted after the Company's 1992 settlement. As a result of a HCFA directive to Medicare carriers, the Company began to receive denials of claims submitted in September 1993 for serum ferritin and HDL cholesterol tests ordered by physicians and performed in conjunction with automated chemistry panels. Such denials and related suspended billings reduced the Company's 1993 net sales by approximately $18.6 million. The Company continues to discuss the status of these claims with HCFA.

              The Company has undertaken actions with regard to HCFA's concerns. The Company has removed the HDL cholesterol and serum ferritin tests from all standard chemistry profiles offered on its test requisition form. These tests may be ordered separately or as part of a custom designed profile where specific authorization is provided by the requesting physician. The Company estimates that the annualized effect of these changes would have been a reduction in net sales of approximately $60 million. A portion of such impact aggregating approximately $18.6 million, as discussed above, was reflected in the Company's 1993 net sales.

              In March 1992, HCFA published proposed regulations to implement the Medicare statute's prohibition (with certain exceptions) against compensation arrangements between physicians and laboratories. The proposed regulations would define remuneration that gives rise to a compensation arrangement as including discounts. If that definition of remuneration were to become effective, it could have an impact on the way the Company prices its services to physicians. However, in August 1993, the referenced Medicare statute was amended by OBRA '93. One of these amendments makes it clear that day-to-day transactions between laboratories and their customers, including, but not limited to discounts granted by laboratories to their customers, are not affected by the compensation arrangement provisions of the Medicare statute. Thus, the Company expects the definition of remuneration in HCFA's proposed regulations will be changed to reflect this amendment to the Medicare statute. Currently, these proposed regulations have not been finalized.

              The Clinton Administration has announced its intention and desire to reform health care in the United States. Some of the proposals that have been discussed include managed competition, global budgeting, price controls and freezes on health care costs.

              Health care reform as well as additional future changes in federal, state or local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on the Company. The Company is unable to predict, however, whether and what type of legislation will be enacted into law.

              Due to the effect of numerous changes which are reshaping the clinical laboratory market, including aggressive pricing by many competitors, reduced rates of government reimbursement, pricing pressures generated by managed care providers and the demand for increased service levels, coupled with the decline in utilization of ferritin and HDL tests, the Company expects that its margins will be significantly lower in 1994 than in 1993.

          Year Ended December 31, 1993 compared with Year Ended December
          ----------------------------------------------------------------
          31, 1992
          --------

              Net sales increased by $39.1 million to $760.5 million in 1993, an increase of 5.4% over 1992. Revenues generated by new accounts increased net sales by approximately 12.0%. The acquisition of thirty-four small clinical laboratory companies increased the growth in net sales by approximately 3.5%. In addition, net sales for 1993 increased approximately 2.7% because of the Company's annual price increases (effective in January of 1993). Changes in Medicare's reimbursement policy for LDL tests, coupled with changes in various state Medicaid fee schedules and reimbursement methodologies partially offset the increase in net sales by approximately 1.0%. Medicare's denial of claims for ferritin and HDL tests, which began in September 1993 and continued through December 20, 1993 when the Company introduced new test forms and procedures, and related suspended billings also offset the increase in net sales by approximately 2.6%. Additionally, a decline in the utilization of laboratory services, and, to a lesser extent, severe weather in the first three months of the year further offset the increase in net sales by approximately 7.3%. The Company believes that the decline in utilization was due to fewer patient visits to physicians' offices since the number of tests ordered per patient remained relatively constant. Improved accuracy in estimating the difference between amounts billed and amounts received for services provided under third party payor programs, primarily due to the wider use of specific fee schedules for individual third party carriers, resulted in an increase in the growth in net sales of 1.6%. The aggregate of various other impacts, including discounts granted to meet competitive pressure and movement between payor mix categories, reduced the growth in net sales by approximately 3.5%. Revenues derived from tests performed for beneficiaries of Medicare and Medicaid programs were approximately 41% and 42% of net sales in 1993 and 1992, respectively.

              The Company actively pursued acquisitions of small clinical laboratory companies during 1993. The laboratory industry is consolidating rapidly as smaller, less efficient organizations are experiencing decreasing profitability in the current health care environment. The purchase of thirty-four small laboratories, primarily in the second half of 1993, increased net sales for the year by approximately $25 million. Had all such acquisitions occurred as of the beginning of 1993, the aggregate contribution to net sales would have been approximately $80.6 million. The Company intends to continue its acquisition program.

              Cost of sales primarily includes laboratory and distribution costs, a substantial portion of which varies directly with sales. Cost of sales increased to $444.5 million in 1993 from $395.1 million in 1992. As a percentage of net sales, cost of sales increased to 58.4% in 1993 from 54.8% in 1992. Labor costs increased approximately 2.7% of net sales, primarily as a result of an increase in phlebotomy staffing to improve client service and meet competitive demands. Rental of premises also grew approximately 0.3% of net sales due to expanding the number of patient service centers by 50% during 1993. Higher capital spending led to increased depreciation expenses of approximately 0.3% of net sales. Also, several expense categories increased slightly, aggregating approximately 0.3% of net sales. The Company continues to focus on cost savings as part of an ongoing program to improve its cost structure. Internal operating reviews were completed in 15 of the Company's 16 laboratories which were in operation during 1993. In 1994, operating reviews will once again be conducted in all laboratories. The Company believes that the relationship of its expense base to net sales is affected by volume growth, cost control efforts and changing emphasis in various functional areas; therefore, a decrease or increase in any cost as a percentage of net sales in a particular period is not necessarily indicative of a trend.

              Selling, general and administrative expenses increased to $121.4 million in 1993 from $117.9 million in 1992, an increase of $3.5 million. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 16.0% in 1993 compared with 16.3% in 1992. This was primarily due to a reduction in the provision for doubtful accounts, reflecting improvements in the collection of delinquent accounts, and also a result of reduced spending for the relocation of Company employees and for legal services. These changes more than offset an increase in labor costs related to staffing added during 1993 to improve billing customer service and expand the Company's information systems group.

              The increase in amortization of intangibles and other assets to $9.1 million in 1993 from $8.3 million in 1992 primarily resulted from the acquisition of several small clinical laboratory companies during 1993.

              Other gains and expenses include expense reimbursement and termination fees of $21.6 million received in connection with the Company's attempt to purchase Damon Corporation, less related expenses and the write-off of certain bank financing costs aggregating $6.3 million, resulting in a one-time pre-tax gain of $15.3 million.

              Investment income decreased to $1.2 million in 1993 from $2.2 million in 1992 and interest expense increased to $10.9 million in 1993 from $4.2 million in 1992. During 1993, cash in excess of operating requirements and increased borrowings were used to finance acquisitions of numerous small clinical laboratory companies and to finance purchases by the Company of its common stock.

              The provision for income taxes as a percentage of earnings before income taxes increased to 41.0% in 1993 from 34.6% in 1992, primarily due to the increase in the U.S. corporate tax rates and a result of a higher effective rate for state income taxes.

          Year Ended December 31, 1992 compared with Year Ended December
          --------------------------------------------------------------
          31, 1991
          --------

              Net sales increased by $117.5 million to $721.4 million in 1992, an increase of 19.5% over 1991. Approximately 15.3% of the increase was due to revenues generated by new accounts. In addition, net sales for 1992 increased approximately 4.2% because of the Company's annual price increases (effective in January of 1992). A net increase in Medicare fee schedules contributed approximately 0.6% to the increase in net sales, whereas changes in various state Medicaid fee schedules and reimbursement methodologies reduced the growth in net sales by approximately 0.6%. Revenues derived from tests performed for beneficiaries of Medicare and Medicaid programs were approximately 42% of net sales in both 1992 and 1991.

              Cost of sales primarily includes laboratory and distribution costs, a substantial portion of which varies directly with sales. Cost of sales increased to $395.1 million in 1992 from $332.5 million in 1991, although as a percentage of net sales, cost of sales decreased slightly to 54.8% in 1992 from 55.1% in 1991. This improvement was primarily attributable to laboratory supply cost decreases of approximately 0.2% of net sales due to cost control efforts, negotiation of favorable national supply contracts and implementation of the initial phase of a new inventory control system. Distribution expenses (which are incurred to deliver specimens from the physician's office to the laboratory) decreased approximately 0.5% of net sales, primarily due to favorable automobile lease rates. Additionally, labor costs increased approximately 0.5% of net sales, mainly as a result of higher employee benefit costs. Also, cost reduction efforts and operational efficiencies resulted in a slight decrease in several expense categories aggregating approximately 0.1% of net sales.

              Selling, general and administrative expenses increased to $117.9 million in 1992 from $97.9 million in 1991, an increase of $20.0 million. As a percentage of net sales, selling, general and administrative expenses increased slightly to 16.3% in 1992 compared with 16.2% in 1991. This was primarily due to a moderately higher provision for doubtful accounts as a percent of net sales due to the uncertain national economy.

              Amortization of intangibles and other assets increased $0.6 million to $8.3 million in 1992, primarily due to amortization of debt issuance costs associated with the revolving credit facility in existence during the year.

              In the fourth quarter of 1992, the Company took a one-time charge of $136.0 million to cover all estimated costs related to agreements that concluded a government investigation that primarily revolved around the government's contention that the Company improperly received reimbursement for tests for HDL cholesterol and serum ferritin (a measure of iron in the blood) included in its basic Health Survey Profile. The one-time charge reduced net earnings and earnings per share for the quarter and year ended December 31, 1992 by $80.3 million and $0.85, respectively. The Company will continue to receive reimbursements from all government third party reimbursement programs, including Medicare, Medicaid and CHAMPUS, under the settlement agreements.

              Investment income decreased to $2.2 million in 1992 from $3.6 million in 1991 and interest expense increased to $4.2 million in 1992 from $0.1 million in 1991. Both of these changes are directly related to the purchase of 4,808,000 shares of the Company's outstanding common stock in January 1992 pursuant to a tender offer. Such purchase was financed by approximately $25.8 million in cash on hand and $100.0 million borrowed under a revolving credit facility in existence at that time. Also, in April and October 1992, the Company prepaid $15.0 million and $10.0 million, respectively, of the outstanding balance of such revolving credit facility.

              The provision for income taxes as a percentage of earnings before income taxes decreased to 34.6% in 1992 from 38.6% in 1991, primarily due to a lower effective rate for state income taxes.

          Liquidity and Capital Resources

              The Company has generated cash flow in excess of its operating requirements in each of the three past fiscal years. Cash from operations was $57.2 million, $102.4 million and $135.3 million for the years ended December 31, 1993, 1992 and 1991, respectively. Of these amounts, cash used for capital expenditures was $33.6 million, $34.9 million and $25.4 million for the years ended December 31, 1993, 1992 and 1991, respectively. The Company expects capital expenditures to be approximately $30.0 million to $40.0 million in 1994 to accommodate expected growth, to further automate laboratory processes and improve efficiency.

              During 1993, the Company acquired thirty-four clinical laboratory companies in various locations of the United States for an aggregate amount of $78.2 million in cash plus $28.7 million of liabilities, comprised primarily of future contractual and contingent payments. Such future payments are expected to be funded with cash generated from operations. These laboratories, on an annual basis, are expected to generate approximately $80.6 million in net sales. During 1992, the Company acquired five clinical laboratories for a total of $2.3 million in cash plus $0.7 million of liabilities were assumed. In 1991, three laboratory companies were purchased for $1.2 million in cash plus $5.3 million of liabilities were assumed. It is the Company's intention to continue its acquisition program, although there can be no assurance that the Company will be able to acquire additional laboratories on terms the Company believes to be competitively advantageous.

              On August 27, 1993, the Company entered into the unsecured Revolving Credit Facility with Citicorp USA, Inc. as agent for a group of banks. The Revolving Credit Facility provides that the Company may borrow up to $350.0 million in order to refinance existing indebtedness; to finance repurchases from time to time by the Company of its common stock; to finance certain acquisitions; and to provide for the general corporate purposes of the Company. The Revolving Credit Facility matures on September 1, 1998, with commitment reductions of $50.0 million on September 1, 1996 and September 1, 1997. The terms and conditions of the Revolving Credit Facility contain, among other provisions, requirements for maintaining a defined level of stockholders' equity, various financial ratios, certain restrictions on repurchases by the Company of its common stock and certain restrictions on acquisitions made outside the Company's ordinary course of business. Interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates plus 1% per annum, or other alternative rates.

              On September 1, 1993, the Company borrowed $139.0 million under the Revolving Credit Facility to permanently repay all amounts outstanding under revolving credit facilities in existence on such date. Net additional borrowings during 1993 aggregated $139.0 million and were used to finance acquisitions of several clinical laboratory companies and to finance repurchases by the Company of its common stock.

              In March 1993 and in June 1992, the Company announced plans to purchase from time to time up to 10 million and 2 million shares of its outstanding common stock, respectively, in the open market. Pursuant to these plans, during 1993 and 1992, the Company purchased 9,485,800 and 310,000 such shares, respectively, for an aggregate amount of $154.2 million and $6.1 million, respectively. In January 1992, pursuant to a self tender offer, the Company purchased 4,808,000 of its outstanding shares of common stock for $26 per share in cash, or $125.8 million. The purchase was financed by $25.8 million of cash on hand and $100.0 million borrowed under a revolving credit facility in existence at that time.

              Pursuant to the Government Settlement, a total of $55.8 million was paid for settlement and other expenses during 1993, including aggregate cash payments of $38.0 million made to the federal government. The remaining amount due the federal government, $27.0 million, is being paid in quarterly installments through September 1995, which installments are expected to be paid with cash generated from operations. During 1992, the Company paid $47.1 million for settlement and related expenses, including $35.0 million to the federal government and $10.4 million to state Medicaid programs.

              During 1991, the Company guaranteed a $9.0 million, 5 year loan to a third party for construction of a new laboratory to replace one of the Company's existing facilities. Following its completion in November 1992, the building was leased to the Company by this third party. Under the terms of this guarantee, as modified, the Company is required to maintain 105% of the outstanding loan balance including any overdue interest as collateral in a custody account established and maintained at the lending institution. As of December 31, 1993, 1992 and 1991, the Company had placed $9.5 million, $10.3 million and $11.3 million, respectively, of investments in the custody account.

          Impact of Statement of Financial Accounting Standards No. 115 -- Accounting for Certain Investments in Debt and Equity Securities

              SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", was issued in May 1993 and addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. SFAS No. 115 requires the Company to adopt this statement in 1994. The Company does not anticipate that the adoption of SFAS No. 115 will have a material impact on its financial position or results of operations as the Company's investments in such securities are expected to be classified as trading securities, and, as such, their carrying values are considered representative of their fair values.

          Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Reference is made to the Index on Page F-1 of the Financial Report included herein.

          Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not Applicable.

                                       PART III

              The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 1994 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A not later than April 30, 1994.

                                       PART IV


          Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K

          List of documents filed as part of this Report:

          (1) Consolidated Financial Statements and Independent Auditors' Report included herein:

                See Index on page F-1

          (2)   Financial Statement Schedules:

                See Index on page F-1

                All other schedules are omitted as they are inapplicable or the required information is furnished in the Consolidated Financial Statements or notes thereto.

          (3)   Index to and List of Exhibits

                (a)   Exhibits:*

                Exhibits 10.6 through 10.43 are management contracts.

               3.1    -    Restated Certificate of Incorporation of the
                           Company (incorporated herein by reference to the
                           Company's Annual Report on Form 10-K for the
                           year ended December 31, 1988 filed with the
                           Commission on March 31, 1989, File No. 1-10740**
                           (the "1988 10-K")).
               3.2    -    By-laws of the Company (incorporated herein by
                           reference to the Company's 1988 10-K).

              10.1    -    Laboratory Agreement dated February 4, 1983
                           between the Company and Humana of Texas, Inc.
                           d/b/a/ Medical City Dallas Hospital
                           (incorporated herein by reference to the
                           Company's Registration Statement on Form S-1
                           filed with the Commission on May 5, 1988, File
                           No. 33-21708 (the "1988 S-1")).
              10.2    -    National Health Laboratories Incorporated
                           Employees' Savings and Investment Plan
                           (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 filed with the

                           Commission on February 13, 1992, File No. 1-
                           10740** (the "1991 10-K")).
              10.3    -    National Health Laboratories Incorporated
                           Employees' Retirement Plan (incorporated herein
                           by reference to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1992
                           filed with the Commission on March 26, 1993,
                           File No. 1-10740 (the "1992 10-K")).
              10.4    -    National Health Laboratories Incorporated
                           Pension Equalization Plan (incorporated herein
                           by reference to the 1992 10-K).
              10.5    -    Settlement Agreement dated December 18, 1992 be-
                           tween the Company and the United States of
                           America (incorporated herein by reference to the
                           1992 10-K).
              10.6    -    Employment Agreement dated December 21, 1992 be-
                           tween the Company and James R. Maher
                           (incorporated herein by reference to the 1992
                           10-K).
              10.7    -    Employment Agreement dated May 1, 1991 between
                           the Company and Robert Whalen (incorporated
                           herein by reference to the 1991 10-K).
              10.8    -    Amendment to Employment Agreement dated June 6,
                           1991 between the Company and Robert Whalen
                           (incorporated herein by reference to the 1991
                           10-K).
              10.9    -    Amendment to Employment Agreement dated January
                           1, 1993 between the Company and Robert Whalen
                           (incorporated herein by reference to the 1992
                           10-K).
              10.10*  -    Amendment to Employment Agreement dated January
                           1, 1994 between the Company and Robert Whalen.
              10.11*  -    Amendment to Employment Agreement dated March 1,
                           1994 between the Company and Robert Whalen.
              10.12   -    Employment Agreement dated May 1, 1991 between
                           the Company and Larry L. Leonard (incorporated
                           herein by reference to the 1991 10-K).
              10.13   -    Amendment to Employment Agreement dated June 6,
                           1991 between the Company and Larry L. Leonard
                           (incorporated herein by reference to the 1991
                           10-K).
              10.14   -    Amendment to Employment Agreement dated January
                           1, 1993 between the Company and Larry L. Leonard
                           (incorporated herein by reference to the 1992
                           10-K).
              10.15*  -    Amendment to Employment Agreement dated January
                           1, 1994 between the Company and Larry L.
                           Leonard.

              10.16*  -    Amendment to Employment Agreement dated March 1,
                           1994 between the Company and Larry L. Leonard.
              10.17   -    Employment Agreement dated May 1, 1991 between
                           the Company and Timothy Brodnik (incorporated
                           herein by reference to the 1991 10-K).
              10.18   -    Amendment to Employment Agreement dated June 6,
                           1991 between the Company and Timothy Brodnik
                           (incorporated herein by reference to the 1991
                           10-K).
              10.19   -    Amendment to Employment Agreement dated January
                           1, 1993 between the Company and Timothy Brodnik
                           (incorporated herein by reference to the 1992
                           10-K).
              10.20*  -    Amendment to Employment Agreement dated January
                           1, 1994 between the Company and Timothy Brodnik.
              10.21*  -    Amendment to Employment Agreement dated March 1,
                           1994 between the Company and Timothy Brodnik.
              10.22   -    Employment Agreement dated December 31, 1990
                           between the Company and Bernard E. Statland
                           (incorporated herein by reference to the
                           Company's Annual Report on Form 10-K for the
                           year ended December 31, 1990 filed with the
                           Commission on March 14, 1991, File No. 1-10740**
                           (the "1990 10-K")).
              10.23   -    Amendment to Employment Agreement dated April 1,
                           1991 between the Company and Bernard E. Statland
                           (incorporated herein by reference to the 1991
                           10-K).
              10.24   -    Amendment to Employment Agreement dated June 6,
                           1991 between the Company and Bernard E. Statland
                           (incorporated herein by reference to the 1991
                           10-K).
              10.25   -    Amendment to Employment Agreement dated January
                           1, 1993 between the Company and Bernard E.
                           Statland (incorporated herein by reference to
                           the 1992 10-K).
              10.26   -    Employment Agreement dated January 1, 1991
                           between the Company and David C. Flaugh
                           (incorporated herein by reference to the 1990
                           10-K).
              10.27   -    Amendment to Employment Agreement dated April 1,
                           1991 between the Company and David C. Flaugh
                           (incorporated herein by reference to the 1991
                           10-K).
              10.28   -    Amendment to Employment Agreement dated June 6,
                           1991 between the Company and David C. Flaugh
                           (incorporated herein by reference to the 1991
                           10-K).

              10.29   -    Amendment to Employment Agreement dated January
                           1, 1993 between the Company and David C. Flaugh
                           (incorporated herein by reference to the 1992
                           10-K).
              10.30   -    Employment Agreement dated January 1, 1991
                           between the Company and W. David Slaunwhite
                           (incorporated herein by reference to the 1990 -
                           10-K).
              10.31   -    Amendment to Employment Agreement dated April 1,
                           1991 between the Company and David Slaunwhite
                           (incorporated herein by reference to the 1991
                           10-K).
              10.32   -    Amendment to Employment Agreement dated June 6,
                           1991 between the Company and David Slaunwhite
                           (incorporated herein by reference to the 1991
                           10-K).
              10.33   -    Amendment to Employment Agreement dated January
                           1, 1993 between the Company and W. David
                           Slaunwhite (incorporated herein by reference to
                           the 1992 10-K).
              10.34*  -    Amendment to Employment Agreement dated January
                           1, 1994 between the Company and W. David
                           Slaunwhite.
              10.35*  -    Amendment to Employment Agreement dated March 1,
                           1994 between the Company and W. David
                           Slaunwhite.
              10.36   -    Employment Agreement dated January 1, 1991
                           between the Company and John Markus
                           (incorporated herein by reference to the 1990
                           10-K).
              10.37   -    Amendment to Employment Agreement dated April 1,
                           1991 between the Company and John Markus
                           (incorporated herein by reference to the 1991
                           10-K).
              10.38   -    Amendment to Employment Agreement dated June 6,
                           1991 between the Company and John Markus
                           (incorporated herein by reference to the 1991
                           10-K).
              10.39   -    Amendment to Employment Agreement dated January
                           1, 1993 between the Company and John F. Markus
                           (incorporated herein by reference to the 1992
                           10-K).
              10.40*  -    Amendment to Employment Agreement dated January
                           1, 1994 between the Company and John F. Markus.
              10.41*  -    Amendment to Employment Agreement dated March 1,
                           1994 between the Company and John F. Markus.

              10.42   -    Employment Agreement dated October 1, 1992
                           between the Company and James G. Richmond
                           (incorporated herein by reference to the 1992
                           10-K).
              10.43   -    Employment Agreement dated July 6, 1993 between
                           the Company and Michael L. Jeub (incorporated by
                           reference to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1993
                           filed with the Commission on August 9, 1993,
                           File No. 1-10740 (the "1993 Second Quarter
                           10-Q")).
              10.44   -    Services Agreement (incorporated herein by
                           reference to Amendment No. 1 to the  1988 S-1).
              10.45   -    Tax Allocation Agreement dated as of June 26,
                           1990 between MacAndrews & Forbes Holdings Inc.,
                           Revlon Group Incorporated, New Revlon Holdings
                           Inc. and the subsidiaries of Revlon set forth on
                           Schedule A thereto (incorporated herein by
                           reference to the Company's Registration
                           Statement on Form S-1 (No. 33-35782) filed with
                           the Commission on July 9, 1990 (the "1990 S-
                           1")).
              10.46   -    National Health Laboratories 1988 Stock Option
                           Plan, as amended (incorporated herein by
                           reference to the 1990 S-1).
              10.47   -    Revolving Credit Agreement dated as of August
                           27, 1993 among National Health Laboratories
                           Incorporated, Citicorp USA, Inc., as agent and
                           arranger, and the group of lenders specified
                           therein (incorporated herein by reference to the
                           Company's Quarterly Report on Form 10-Q for the
                           quarter ended September 30, 1993 filed with the
                           Commission on November 15, 1993, File No. 1-
                           10740 (the "1993 Third Quarter 10-Q")).
              10.48   -    Loan Agreement dated August 1, 1991 among
                           National Health Laboratories Incorporated,
                           Frequency Property Corp. and Swiss Bank
                           Corporation, New York Branch (incorporated herein by reference to the 1991 10-K).

              24.1*   -    Consent of KPMG Peat Marwick.

              25.1*   -    Power of Attorney of Ronald O. Perelman.
              25.2*   -    Power of Attorney of James R. Maher.
              25.3*   -    Power of Attorney of Saul J. Farber, M.D.
              25.4*   -    Power of Attorney of Howard Gittis.
              25.5*   -    Power of Attorney of Ann Dibble Jordan.
              25.6*   -    Power of Attorney of David J. Mahoney.
              25.7*   -    Power of Attorney of Paul A. Marks, M.D.

              25.8*   -    Power of Attorney of Linda Gosden Robinson.
              25.9*   -    Power of Attorney of Samuel O. Thier, M.D.
              25.10*  -    Power of Attorney of David C. Flaugh.

              28.1    -    Form of Collateral Agency Agreement (Bank
                           Obligations) (incorporated herein by reference
                           to Amendment No. 1 to the 1990 S-1 filed with
                           the Commission on July 27, 1990, File No.
                           33-35785).
          ______________

          *  Filed herewith.
          ** Previously filed under File No. 0-17031 which has been corrected to File No. 1-10740.

                                      SIGNATURES



                Pursuant to the requirements of Section 13 or 15(d) of the

          Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NATIONAL HEALTH LABORATORIES INCORPORATED
                                                  Registrant


                                  By:/s/ JAMES R. MAHER
                                     ------------------------------------
                                     James R. Maher
                                     President and Chief Executive Officer


                                  By:/s/ MICHAEL L. JEUB
                                     ------------------------------------
                                     Michael L. Jeub
                                     Executive Vice President, Chief
                                     Financial Officer and Treasurer
                                     (Principal Accounting Officer)


          Dated:  March 25, 1994

                          Pursuant to the requirements of the Securities

          Exchange Act of 1934, this report has been signed by the

          following persons on March 25, 1994 in the capacities indicated.


          Signature                                              Title
          ------------------------                               --------

           /s/ RONALD O. PERELMAN*                               Director
          ------------------------
          (Ronald O. Perelman)

           /s/ JAMES R. MAHER*                                   Director
          ------------------------
          (James R. Maher)

           /s/ SAUL J. FARBER, M.D.*                             Director
          ------------------------
          (Saul J. Farber, M.D.)

           /s/ HOWARD GITTIS*                                    Director
          ------------------------
          (Howard Gittis)

           /s/ ANN DIBBLE JORDAN*                                Director
          ------------------------
          (Ann Dibble Jordan)


           /s/ DAVID J. MAHONEY*                                 Director
          ------------------------
          (David J. Mahoney)


           /s/ PAUL A. MARKS, M.D.*                              Director
          ------------------------
          (Paul A. Marks, M.D.)


           /s/ LINDA GOSDEN ROBINSON*                            Director
          ------------------------
          (Linda Gosden Robinson)


           /s/ SAMUEL O. THIER, M.D.*                            Director
          -------------------------
          (Samuel O. Thier, M.D.)

          ______________________

          *  David C. Flaugh, by his signing his name hereto, does hereby sign this report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the

          Securities and Exchange Commission.


                                          By:/s/ DAVID C. FLAUGH
                                             --------------------
                                                 David C. Flaugh
                                                 Attorney-in-fact

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES

                            INDEX TO FINANCIAL STATEMENTS
                                    AND SCHEDULES

          ---------------------------------------------------------------

                                                                     Page
                                                                     ----
          Independent Auditors' Report  . . . . . . . . . . . . . .   F-2

          Financial Statements:

           Consolidated Balance Sheets as of
             December 31, 1993 and 1992   . . . . . . . . . . . . .   F-3

           Consolidated Statements of Earnings for
             each of the years in the three-year
               period ended December 31, 1993.  . . . . . . . . . .   F-4

           Consolidated Statements of Stockholders'
             Equity for each of the years in the
             three-year period ended December 31, 1993  . . . . . .   F-5

           Consolidated Statements of Cash Flows for
             each of the years in the three-year
             period ended December 31, 1993.  . . . . . . . . . . .   F-6

           Notes to Consolidated Financial Statements   . . . . . .   F-8

          Financial Statement Schedule:

           VIII - Valuation and Qualifying Accounts   . . . . . . .   F-24

                             INDEPENDENT AUDITORS' REPORT

          The Board of Directors and Stockholders
          National Health Laboratories Incorporated:

                    We have audited the consolidated financial statements of National Health Laboratories Incorporated and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

                    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Laboratories Incorporated and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                KPMG PEAT MARWICK



          San Diego, California
          February 10, 1994

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                     (Dollars in Millions, except per share data)
                                                            December 31,
                                                         1993         1992
                                                     ---------    ---------
                         ASSETS
          Current assets:
            Cash and cash equivalents                 $  12.3       $  33.4
            Accounts receivable, net                    119.0          82.9
            Prepaid expenses and other                   21.7          17.0
            Deferred income taxes                        21.6          31.1
            Income taxes receivable                       8.7          15.2
                                                     ---------     --------
              Total current assets                      183.3         179.6

          Property, plant and equipment, net            100.1          84.5
          Intangible assets, net                        281.5         188.3
          Deferred income taxes                            --           6.4
          Other assets, net                              20.6          18.6
                                                      --------      -------
                                                      $ 585.5       $ 477.4
                                                      ========      =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Accounts payable                           $ 36.9        $ 38.5
            Dividends payable                             6.8           7.6
            Accrued expenses and other                   55.6          40.6
            Current portion of accrued
              settlement expenses                        21.6          60.9
                                                      -------        ------
              Total current liabilities                 120.9         147.6

          Revolving credit facility                     278.0          75.0
          Capital lease obligation                        9.7           9.6
          Accrued settlement expenses, less
            current portion                              11.5          28.0
          Deferred income taxes                           3.1            --
          Other liabilities                              21.5           4.7
          Stockholders' equity:
            Preferred stock, $0.10 par value;
              10,000,000 shares authorized; none
              issued                                       --            --
            Common stock, $0.01 par value; 220,000,000
              shares authorized; 99,354,492 and
              99,221,092 shares issued
              at December 31, 1993 and 1992,
              respectively                                1.0           1.0
          Additional paid-in capital                    226.3         225.9
          Retained earnings                             202.0         117.5
          Minimum pension liability adjustment           (2.4)           --
          Treasury stock, at cost; 14,603,800
            and 5,118,000 shares of common
            stock at December 31, 1993, and
            December 31, 1992, respectively            (286.1)       (131.9)
                                                      --------      -------
            Total stockholders' equity                  140.8         212.5
                                                      --------      -------
                                                      $ 585.5       $ 477.4
                                                      ========      =======

                   See notes to consolidated financial statements.

             NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                     (Dollars in Millions, except per share data)

                                                 Years Ended December 31,
                                                 1993      1992     1991
                                               -------   -------  -------
          Net Sales                            $ 760.5   $ 721.4  $ 603.9

          Cost of sales                          444.5     395.1    332.5
                                               -------   -------  -------
          Gross profit                           316.0     326.3    271.4

          Selling, general and
            administrative expenses              121.4     117.9     97.9

          Amortization of intangibles
            and other assets                       9.1       8.3      7.7

          Settlement and related expenses           --     136.0       --
                                               -------   -------   ------
          Operating income                       185.5      64.1    165.8
                                               -------   -------   ------
          Other income (expenses):
            Other gains and expenses,
              net                                 15.3        --       --
            Investment income                      1.2       2.2      3.6
            Interest expense                     (10.9)     (4.2)    (0.1)
                                               --------   -------  ------
                                                   5.6      (2.0)     3.5
                                               --------   -------  ------

          Earnings before income taxes           191.1      62.1    169.3

          Provision for income taxes              78.4      21.5     65.4
                                               -------   -------  -------
          Net earnings                         $ 112.7   $  40.6  $ 103.9
                                               =======   =======  =======

          Earnings per common share            $  1.26   $  0.43  $  1.05

          Dividends per common share           $  0.32   $  0.31  $  0.27







                      See notes to consolidated financial statements.

                NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (Dollars in Millions, except per share data)

                          Common
                          Stock                          Minimum
                          $0.01   Additional             Pension
                            Par     Paid-in    Retained  Liability   Treasury
                           Value    Capital    Earnings  Adjustment   Stock
                         -------  ----------  ---------  ----------  --------
Balance, January 1, 1991     1.0      222.4       33.3         --         --

Net earnings                  --         --      103.9         --         --
Dividends to stockholders     --         --      (26.7)        --         --
Exercise of stock options     --        1.7         --         --         --
Assumption of deferred
  tax liability as a
  result of transition
  to separate tax return
  status                      --         --       (4.4)        --         --
Other                         --       (0.4)        --         --         --
                            -----     ------     -----       -----    ------
Balance, December 31, 1991   1.0      223.7      106.1         --         --

Net earnings                  --         --       40.6         --         --
Dividends to stockholders     --         --      (29.2)        --         --
Exercise of stock options     --        0.5         --         --         --
Acquisition of treasury
  stock                       --         --         --         --     (131.9)
Other                         --        1.7         --         --         --
                            ------    ------     -----       -----    ------
Balance, December 31, 1992   1.0      225.9      117.5         --     (131.9)

Net earnings                  --         --      112.7         --         --
Dividends to stockholders     --         --      (28.2)        --         --
Exercise of stock options     --        0.4         --         --         --
Acquisition of treasury
  stock                       --         --         --         --     (154.2)
Adjustment for minimum
  pension liability           --         --         --       (2.4)        --
Other                         --         --         --         --         --
                            ------   ------     ------     -------    ------
Balance, December 31, 1993 $ 1.0     $226.3     $202.0    ($  2.4)   ($286.1)
                            ======   ======     ======     =======    ======






                 See notes to consolidated financial statements.

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Millions)

                                                    Years Ended December 31,
                                                    1993      1992      1991
                                                 --------   -------   -------
          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings                          $ 112.7   $  40.6  $ 103.9
            Adjustments to reconcile net earnings
              to net cash provided by (used for)
              operating activities:
                Depreciation and amortization        32.2      26.9     22.0
                Provision for doubtful accounts,
                  net                                 0.2       4.5      1.9
                Other gains and expenses, net       (15.3)       --       --
                Settlement and related expenses        --     136.0       --
                Change in assets and liabilities,
                  net of effects of acquisitions:
                  Increase in accounts receivable   (35.8)    (22.5)    (3.4)
                  Increase in prepaid expenses
                    and other                        (3.4)     (2.2)    (0.5)
                  Decrease (increase) in deferred
                    income taxes, net                19.1     (39.8)    (2.0)
                  Decrease (increase) in income
                    taxes receivable                  6.5     (15.2)      --
                  Increase in accounts payable,
                    accrued expenses and other        1.5      15.7     17.8
                  Payments for settlement and
                    related expenses                (55.8)    (47.1)      --
                  Other, net                         (4.7)      5.5     (4.4)
                                                   -------    ------    -----
            Net cash provided by operating
               activities                            57.2     102.4    135.3
                                                   -------    ------   -----
          CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                    (33.6)    (34.9)   (25.4)
            Acquisitions of businesses              (78.2)     (2.3)    (1.2)
            Restricted investments                    0.8       0.9    (11.2)
            Other gains and expenses, net            15.3        --       --
                                                   -------    ------   ------
            Net cash used for investing
              activities                            (95.7)    (36.3)   (37.8)
                                                   -------    ------   ------





                                        (continued)


                NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (Dollars in Millions)
                                                    Years Ended December 31,
                                                    1993      1992      1991
                                                ---------   -------   ------
          CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from revolving credit
              facilities                            342.0     100.0       --
            Payments on revolving credit
              facilities                           (139.0)    (25.0)      --
            Deferred payments on acquisitions        (1.9)     (1.6)    (1.3)
            Purchase of treasury stock             (154.2)   (131.9)      --
            Dividends paid on common stock          (29.0)    (28.6)   (25.6)
            Proceeds from exercise of stock
              options                                 0.4       0.5      1.7
            Repayments of borrowings from
              affiliates                               --        --    (66.0)
            Other                                    (0.9)      2.6     (0.8)
                                                  --------   -------   ------
            Net cash provided by (used for)
              financing activities                   17.4     (84.0)   (92.0)
                                                  --------   -------   ------
            Net increase (decrease) in cash
              and cash equivalents                  (21.1)    (17.9)     5.5
            Cash and cash equivalents at
              beginning of year                      33.4      51.3     45.8
                                                  --------   -------   ------
            Cash and cash equivalents at
              end of year                         $  12.3   $  33.4   $ 51.3
                                                  ========  ========  =======
          Supplemental schedule of cash
            flow information:
              Cash paid during the period for:
                Interest                           $  8.4     $ 3.6    $  0.1
                Income taxes                         59.6      82.0      62.7

          Disclosure of non-cash financing
            and investing activities:
              Dividends declared and unpaid
                on common stock                    $  6.8    $  7.6    $  7.0
              Fixed assets acquired under
                capital leases                         --       9.6        --
          In connection with business
            acquisitions, liabilities were
            assumed as follows:
              Fair value of assets acquired      $  106.9    $  3.0   $   6.5
              Cash paid                             (78.2)     (2.3)     (1.2)
                                                 --------    ------   -------
              Liabilities assumed                $   28.7    $  0.7   $   5.3
                                                 ========    ======   =======





                      See notes to consolidated financial statements.

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Dollars in Millions)

          1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation:

                The consolidated financial statements include the accounts of National Health Laboratories Incorporated (the "Company") and its subsidiaries after elimination of all material intercompany accounts and transactions. Until May 7, 1991, the Company was a direct majority-owned subsidiary of National Health Care Group, Inc. ("NHCG") which is a wholly-owned subsidiary of Revlon Holdings, Inc. ("Revlon"), then known as Revlon, Inc., and MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes"). MacAndrews & Forbes is wholly-owned by Mafco Holdings Inc. ("MAFCO").

                As a result of an initial public offering in July 1988
          (the "Public Offering") and subsequent secondary public offerings in August 1990, May 1991 and February 1992, the Company's self tender offer in January 1992 and the purchase by the Company of outstanding shares of its common stock, MAFCO's indirect ownership has been reduced to approximately 24%.

          Cash Equivalents:

                Cash equivalents (primarily investments in money market funds, time deposits and commercial paper which have maturities of three months or less at the date of purchase) are carried at cost which approximates market.

          Property, Plant and Equipment:

                Property, plant and equipment is recorded at cost. The cost of properties held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Depreciation and amortization expense is computed on all classes of assets based on their estimated useful lives, as indicated below, using principally the straight-line method.

                                                                 Years
                                                                 -----
                 Buildings and building improvements               40
                 Machinery and equipment                         3-10
                 Furniture and fixtures                             8

                Leasehold improvements and assets held under capital leases are amortized over the shorter of their estimated lives or the period of the related leases. Expenditures for repairs and maintenance charged against earnings in 1993, 1992 and 1991 were $10.8, $10.7 and $10.6, respectively.

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

          Intangibles:

                Intangibles, consisting of goodwill, net of amortization, of $203.4 and $168.9 at December 31, 1993 and 1992, respectively, and other intangibles (i.e., customer lists, non-compete agreements and rights to names), net of amortization, of $78.1 and $19.4 at December 31, 1993 and 1992, respectively, are being amortized on a straight-line basis over a period of 40 years and 3-40 years, respectively. Total accumulated amortization for goodwill and other intangibles aggregated $46.4 and $39.2 at December 31, 1993 and 1992, respectively. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangibles' balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected undiscounted future operating cash flows.

          Fair Value of Financial Instruments:

                Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires that fair values be disclosed for most of the Company's financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and the revolving credit facility are considered to be representative of their respective fair values.

          Concentration of Credit Risk:

                Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company's clients as well as their dispersion across many different geographic regions.

          Revenue Recognition:

                Sales are recognized on the accrual basis at the time test results are reported, which approximates when services are provided. Services are provided to certain patients covered by various third-party payor programs including the Medicare and Medicaid programs. Billings for services under third-party payor programs are included in sales net of allowances for differences between the amounts billed and estimated program payment amounts. Adjustments to the estimated payment amounts based on final settlement with the programs are recorded upon settlement.

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

          Income Taxes:

                In conjunction with the Public Offering, the Company became a party to a tax allocation agreement with Revlon effective July 14, 1988. Pursuant thereto, the Company made payments to Revlon in amounts equal to the amounts the Company would have paid had it filed a separate federal income tax return.

                Effective January 1, 1990, Revlon and Revlon's domestic subsidiaries entered into a new tax allocation arrangement under which the federal income tax provision and related liability of the Company was computed as if it filed its own separate return, except that the following items were not taken into account: (i) the effect of timing differences and (ii) any gain recognized on the sale of any asset not in the ordinary course of business.

                As a result of the reduction of NHCG's ownership interest in the Company on May 7, 1991, the Company is no longer a member of the MAFCO consolidated tax group. For periods subsequent to May 7, 1991, the Company has filed its own separate federal, state and local income tax returns.

                Pursuant to the deferred method under APB Opinion 11, which was applied in 1991 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year in which the item originated. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

                In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                Effective January 1, 1992, the Company adopted Statement
          109. The cumulative effect of the change in the method of accounting for income taxes was not material and is therefore not presented separately in the accompanying consolidated statements of earnings.

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

          Earnings per Common Share:

                For the years ended December 31, 1993, 1992 and 1991, earnings per common share is calculated based on the weighted average number of shares outstanding during each year
          (89,438,764, 94,468,022 and 99,095,524 shares, respectively).

          Reclassifications:

                Certain amounts in the prior years' financial statements have been reclassified to conform with the 1993 presentation.

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

          2.  ACCOUNTS RECEIVABLE, NET
                                             December 31,      December 31,
                                                 1993              1992
                                             -----------       -----------
          Gross accounts receivable            $ 170.0           $ 155.8
          Less contractual allowances and
            allowance for doubtful accounts      (51.0)            (72.9)
                                               -------           -------
                                               $ 119.0           $  82.9
                                               =======           =======
          3.  PROPERTY, PLANT AND EQUIPMENT, NET

                                             December 31,      December 31,
                                                 1993              1992
                                             -----------       -----------
          Land                                 $   0.4           $   0.2
          Buildings and building improvements      1.9               1.7
          Machinery and equipment                117.9              90.8
          Leasehold improvements                  27.2              23.3
          Furniture and fixtures                  14.5              10.4
          Buildings under capital leases           9.6               9.6
                                               -------           -------
                                                 171.5             136.0
          Less accumulated depreciation
            and amortization                     (71.4)            (51.5)
                                               -------           -------
                                               $ 100.1           $  84.5
                                               =======           =======
          4.  ACCRUED EXPENSES AND OTHER

                                             December 31,      December 31,
                                                 1993              1992
                                             -----------       -----------
          Employee compensation and benefits   $  27.9           $  29.2
          Taxes other than federal taxes
            on income                              7.5               3.0
          Deferred acquisition related
            payments                              11.4               3.0
          Other                                    8.8               5.4
                                               -------           -------
                                               $  55.6           $  40.6
                                               =======           =======

          5.  OTHER LIABILITIES

                                             December 31,      December 31,
                                                 1993              1992
                                             -----------       -----------
          Deferred acquisition related
            payments                           $  15.4           $   1.6
          Other                                    6.1               3.1
                                               -------           -------
                                               $  21.5           $   4.7
                                               =======           =======

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

          6. GOVERNMENT SETTLEMENT

                In November 1990, the Company became aware of a grand jury inquiry relating to its pricing practices being conducted by the United States Attorney for the San Diego area (the Southern District of California) with the assistance of the Office of Inspector General. On December 18, 1992, the Company announced that it had entered into agreements that concluded the investigation (the "Government Settlement"). As a result of this settlement, the Company took a one-time pre-tax charge of $136.0 in the fourth quarter of 1992. The charge covered all estimated costs related to the investigation and the settlement agreements. At December 31, 1993 and 1992, the remaining liability for settlement and related expenses totalled $33.1 and $88.9, respectively, and is reflected in the accompanying consolidated balance sheets under the captions "Accrued Settlement Expenses".

          7.  REVOLVING CREDIT FACILITY

                On August 27, 1993, the Company entered into an unsecured revolving credit facility (the "Revolving Credit Facility") with Citicorp USA, Inc. as agent for a group of banks. The Revolving Credit Facility provides that the Company may borrow up to $350.0 in order to refinance existing indebtedness; to finance repurchases from time to time by the Company of its common stock; to finance certain acquisitions; and to provide for the general corporate purposes of the Company. The Revolving Credit Facility matures on September 1, 1998, with commitment reductions of $50.0 on September 1, 1996 and September 1, 1997. The terms and conditions of the Revolving Credit Facility contain, among other provisions, requirements for maintaining a defined level of stockholders' equity, various financial ratios, certain restrictions on repurchases by the Company of its common stock and certain restrictions on acquisitions made outside the Company's ordinary course of business. Interest rates are determined at the time of borrowing and are based on London Interbank Offered Rates plus 1% per annum, or other alternative rates.

                On September 1, 1993, the Company borrowed $139.0 under the Revolving Credit Facility to permanently repay all amounts outstanding under revolving credit facilities in existence on such date. Net additional borrowings during 1993 aggregated $139.0 and were used to finance acquisitions of several clinical laboratory companies and to finance repurchases by the Company of its common stock.

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollars in Millions, except per share data)

          8.  STOCKHOLDERS' EQUITY

                In March 1993 and in June 1992, the Company announced plans to purchase from time to time up to 10 million and 2 million shares of its outstanding common stock, respectively, in the open market. Pursuant to these plans, during 1993 and 1992, the Company purchased 9,485,800 and 310,000 such shares, respectively, for an aggregate amount of $154.2 million and $6.1 million, respectively.
                In January 1992, pursuant to a self tender offer, the Company purchased 4,808,000 of its outstanding shares of common stock for $26 per share in cash, or $125.8 million. The purchase was financed by $25.8 million of cash on hand and $100.0 million borrowed under a revolving credit facility in existence at that time.

          9.  INCOME TAXES

                As discussed in Note 1, the Company adopted Statement 109 effective January 1, 1992. The cumulative effect of the change in the method of accounting for income taxes was not material and is therefore not presented separately in the accompanying consolidated statements of earnings.

                The provisions for income taxes in the accompanying consolidated statements of earnings consist of the following:

                                                 Years ended December 31,
                                                 1993      1992     1991
                                               ------    ------   -------
          Current:
            Federal                             $48.9     $52.3     $57.3
            State and local                      10.4       9.0      10.9
                                               ------     -----    ------
                                                 59.3      61.3      68.2
                                               ------     -----    ------
          Deferred:
            Federal                              14.9     (32.3)    (2.8)
            State and local                       4.2      (7.5)       --
                                               ------     ------   ------
                                                 19.1     (39.8)    (2.8)
                                               ------     ------   ------
                                                $78.4     $21.5     $65.4
                                               ======     ======    =====

                 The effective tax rates on earnings before income taxes is reconciled to statutory federal income tax rates as follows:

                                                 Years ended December 31,
                                                 1993      1992     1991
                                                 -----    -----    -----
          Statutory federal rate                 35.0%     34.0%    34.0%
          State and local income taxes,
           net of federal income tax benefit      4.9        1.5     4.3
          Other                                   1.1      (0.9)     0.3
                                                 -----    ------    -----
          Effective rate                         41.0%     34.6%    38.6%
                                                 =====    ======    =====

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)


                 The significant components of deferred income tax expense are as follows:

                                                 Years ended December 31,
                                                 1993      1992     1991
                                                ------   ------    ------
          Settlement and related expense        $22.2    $(34.8)    $ --
          Reserve for doubtful accounts           0.4      (2.1)     1.1
          Other                                  (3.5)     (2.9)    (3.9)
                                                ------   ------    ------
                                                $19.1    ($39.8)   ($2.8)
                                                ======   ======    ======

                The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and 1992 are as follows:


                                                            December 31,
                                                           1993     1992
                                                           -----   -----
          Deferred tax assets:
            Settlement and related expenses, principally
              due to accrual for financial reporting
              purposes                                     $13.2   $34.9
            Accounts receivable, principally due to
              allowance for doubtful accounts                5.5     5.9
            Self insurance reserves, principally due
              to accrual for financial reporting purposes    0.9     1.7
            Compensated absences, principally due to
              accrual for financial reporting purposes       2.0     1.4
            Other                                            6.6     1.8
                                                           -----   -----
              Total gross deferred tax assets               28.2    45.7
                                                           -----   -----
          Deferred tax liabilities:
            Intangible assets, principally due to
              differences in amortization                  (3.7)    (3.7)
            Property, plant and equipment, principally
              due to differences in depreciation           (4.3)    (3.9)
            Other                                          (1.7)    (0.6)
                                                           -----   ------
              Total gross deferred tax liabilities         (9.7)    (8.2)
                                                           -----   ------
          Net deferred tax asset                           $18.5   $37.5
                                                           =====   ======

                  No valuation allowance for deferred tax assets was established as of January 1, 1992; similarly, a valuation allowance was also deemed unnecessary at December 31, 1993 and 1992.

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollars in Millions, except per share data)

          10.  STOCK OPTIONS

                In 1988, the Company adopted the 1988 Stock Option Plan, reserving 2,000,000 shares of common stock for issuance pursuant to options and stock appreciation rights that may be granted under the plan. The Stock Option Plan was amended in 1990 to limit the number of options to be issued under the Stock Option Plan to 550,000 in the aggregate (including all options previously granted). In 1991, the number of shares authorized for issuance under the Stock Option Plan was increased to an aggregate of 2,550,000.

                The following table summarizes grants of non-qualified options made by the Company to officers and key employees. For each grant, the exercise price was equivalent to the fair market price per share on the date of grant. Also, for each grant, one-third of the shares of common stock subject to such options vested on the date of grant and one-third vests on each of the first and second anniversaries of such date, subject to their earlier expiration or termination.

                                          Exercise
                 Date         Options      Price           Date of
                of Grant      Granted    per Share        Expiration
             -------------    -------    ---------     ----------------
             February 1989    240,000    $ 7.750       February 8, 1999
             July 1990        100,000     13.500       July 9, 2000
             October 1991     500,000     20.250       October 8, 2001
             October 1992      25,000     20.000       October 2, 2002
             December 1992    300,000     16.625       December 21, 2002
             January 1993     775,000     16.625       January 18, 2003
             July 1993         43,500     17.875       July 6, 2003

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (Dollars in Millions, except per share data)

              Changes during 1991, 1992 and 1993 in options outstanding under the plan were as follows:

                                              Number      Exercise Price
                                            of Options      per Option
                                            ----------    -----------------
          Outstanding at January 1, 1991      263,400     $ 7.750 - $13.500

              Granted                         500,000     $20.250
              Exercised                      (123,830)    $ 7.750 - $20.250
              Canceled or expired              (1,670)    $ 7.750
                                            ---------

          Outstanding at December 31, 1991    637,900     $ 7.750 - $20.250

              Granted                         325,000     $16.625 - $20.000
              Exercised                       (30,662)    $ 7.750 - $20.250
              Canceled or expired             (39,334)    $13.500 - $20.250
                                            ---------
          Outstanding at December 31, 1992    892,904     $ 7.750 - $20.250

              Granted                         818,500     $16.625 - $17.875
              Exercised                       (33,400)    $ 7.750
              Canceled or expired            (111,170)    $ 7.750 - $20.250
                                            ---------
          Outstanding at December 31, 1993  1,566,834     $ 7.750 - $20.250
                                            =========
          Exercisable at December 31, 1993    920,501     $ 7.750 - $20.250
                                            =========

          11.  INTERCOMPANY TRANSACTIONS

              Pursuant to a services agreement between Revlon and the Company, Revlon provided, in years prior to 1992, the Company with certain finance, insurance, legal, employee benefit and administrative services. Revlon charged the Company $0.5 in 1991 for such services, based on the estimated actual cost incurred by Revlon in providing such services. In addition, the services agreement provided that the Company would pay Revlon all costs associated with the participation of Company employees in any pension (see Note 13), health, savings or other employee benefit plans of Revlon. These costs were $9.6 in 1991.

              Also, Revlon charged the Company $0.2 in 1991 for direct computer services provided to certain of the Company's laboratories. In addition, Revlon passed through to the Company certain direct costs for (i) self-insured retentions, deductibles and co-insurance under insurance policies maintained by Revlon for the Company totalling $2.6 in 1991; (ii) rental of vehicles owned by third parties used by the Company in its business totalling $4.1 in 1991; and (iii) other direct costs, such as bank service fees, totalling $0.7 for 1991.

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

              From July 1990 to July 1991, Revlon invested the Company's excess cash in a segregated account in the Company's name. Commencing July 1991, the Company established a separate in-house cash management function. Interest income earned on excess cash invested for the Company by Revlon was $1.6 in 1991.

          12.  COMMITMENTS AND CONTINGENCIES

              The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position of the Company.

              In December 1992, several class actions were filed against the Company and certain of its officers and directors alleging that certain public disclosures made by the Company since February 1990 were false and misleading in that they failed to disclose that a portion of the Company's income was derived from allegedly fraudulent claims and that such non-disclosures rendered the Company's financial statements misleading. These various class actions are pending in the United States District Court for the Southern District of California. The Company believes that the allegations of the complaint that claim wrongdoing on behalf of the Company and its officers and directors cannot be supported by the facts or the law and that the Company's disclosures complied with all legal obligations. The Company is defending these lawsuits vigorously.

              In addition, certain lawsuits have been brought by purported shareholders of the Company, allegedly on the Company's behalf against the Company's directors and certain of its officers, in the Superior Court for the County of San Diego, California. These various claims allege that the Company was damaged by actions of the defendant officers and directors in connection with supervision and control of the practices that led to the guilty plea and civil settlement associated with the Government Settlement. These actions seek no damages against the Company.

              In November 1993, a class action was filed against the Company and certain of its officers and directors alleging that certain public disclosures made by the Company since December 1992 were false and misleading in that they stated that the Company had taken steps to insure that the Company's sales and marketing practices are compatible with the government's interpretation of current regulations and that they failed to disclose that a portion of the Company's income was derived from allegedly fraudulent claims and that such non-disclosures rendered the Company's financial statements misleading. This class action is pending in the United States District Court for the Southern District of California. The Company believes that the allegations of the complaint that claim wrongdoing on behalf of the Company and its officers and directors

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

          cannot be supported by the facts or the law and that the Company's disclosures complied with all legal obligations. On January 5, 1994, a stipulation was entered into whereby the parties have agreed to stay all further activity in this action pending the conclusion of the class actions filed in December 1992.

              During 1991, the Company guaranteed a $9.0, 5 year loan to a third party for construction of a new laboratory to replace one of the Company's existing facilities. Following its completion in November of 1992, the building was leased to the Company by this third party. Such transaction is treated as a capital lease for financial reporting purposes. The associated lease term continues for a period of 15 years, expiring in 2007. Under the terms of this guarantee, as modified, the Company is required to maintain 105% of the outstanding loan balance including any overdue interest as collateral in a custody account established and maintained at the lending institution. As of December 31, 1993 and 1992, the Company had placed $9.5 and $10.3, respectively, of investments in the custody account. Such investments are included under the caption "Other assets, net" in the accompanying consolidated balance sheets.

              The Company does not anticipate incurring any loss as a result of this loan guarantee due to protection provided by the terms of the lease. Accordingly, the Company, if required to repay the loan upon default of the borrower (and ultimate lessor), is entitled to a rent abatement equivalent to the amount of repayment made by the Company on the borrower's behalf, plus interest thereon at a rate equal to 2% over the prime rate.

              For all insurance coverages prior to May 7, 1991, the Company paid Revlon a predetermined amount each year, based upon the Company's historical loss experience and other relevant factors, in respect of the Company's share of the self-insured risks and risks insured by outside insurance carriers, in each case applicable to Revlon and its subsidiaries. Regardless of the Company's and Revlon's actual loss experience, the Company will not be required to pay Revlon amounts in excess of the Company's predetermined share of such liability for losses incurred before May 7, 1991.

              Under the Company's present insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company is responsible for the uninsured portion of losses occurring on or after May 7, 1991 related primarily to general, product and vehicle liability and workers' compensation. The self-insured retentions are on a per occurrence basis without any aggregate annual limit. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregated liability of claims incurred. At December 31, 1993 and 1992, the Company had provided letters of credit aggregating approximately $3.7 and $3.3, respectively, in connection with certain insurance programs.

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

              Future minimum rental commitments for leases with noncancelable terms of one year or more from December 31, 1993 are as follows:

                                            Operating       Capital
                                            ---------       -------
               1994                           $13.7          $ 1.2
               1995                            10.8            1.2
               1996                             8.6            1.3
               1997                             7.2            1.4
               1998                             5.3            1.5
               Thereafter                      13.9           18.4
                                              -----          -----
               Total minimum lease payments    59.5           25.0
               Less amount representing
                 interest                        --           15.3
                                              -----          -----
               Total minimum operating
                 lease payments and
                 present value of minimum
                 capital lease payments       $59.5          $ 9.7
                                              =====          =====

               Rental expense, which includes rent for real estate, equipment and automobiles under operating leases, amounted to $29.9, $27.0 and $25.6 for the years ended December 31, 1993, 1992 and 1991, respectively.

          13.  RETIREMENT PLANS

               Effective January 1, 1992, the Company separated its retirement plans from certain of Revlon's plans, in which the Company had been participating. The Company's plans provide benefits substantially identical to those provided under Revlon's plans. Substantially all employees of the Company are covered by a defined benefit retirement plan (the "Plan"). The benefits to be paid under the Plan are based on years of credited service and average final compensation.

               For the years ended December 31, 1993 and 1992, pension costs are determined actuarially. For the year ended December 31, 1991, the pension expense reflected in the accompanying consolidated statements of earnings represented an allocation by Revlon of $2.3. Such allocated amount was intended to approximate the Company's pension expense for the year.

               Under the requirements of Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions", the Company has recorded an additional minimum pension liability representing the excess accumulated benefit obligation over plan assets at December 31, 1993. A corresponding amount was recognized as an intangible asset to the extent of unrecognized prior service cost, with the balance recorded as a separate reduction of stockholders' equity. The Company recorded an additional liability of $3.0, an

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                (Dollars in Millions)

          intangible asset of $0.6, and a reduction of stockholders' equity of $2.4.

               The components of net periodic pension cost are summarized as follows:

                                                            Years ended
                                                            December 31,
                                                          --------------
                                                           1993     1992
                                                          -----    -----
               Service cost                               $ 3.7    $ 2.9
               Interest cost                                2.6      2.0
               Actual return on plan assets                (1.3)    (1.0)
               Net amortization and deferral                0.4      0.5
                                                          -----    -----
               Net periodic pension cost                  $ 5.4    $ 4.4
                                                          =====    =====
          The status of the Plan follows:

                                                            December 31,
                                                           -------------
                                                           1993     1992
                                                           -----   -----
               Actuarial present value of
                 benefit obligations:
                   Vested benefits                        $25.0    $17.0
                   Non-vested benefits                      4.0      2.7
                                                          -----    -----
               Accumulated benefit obligation              29.0     19.7
               Effect of projected future salary
                 increases                                 13.9      9.8
                                                          -----    -----
               Projected benefit obligation                42.9     29.5
               Fair value of plan assets                   24.2     15.8
                                                          -----    -----
               Unfunded projected benefit obligation      (18.7)   (13.7)
               Unrecognized prior service cost              0.5      0.8
               Unrecognized net loss                       16.3      8.9
               Unrecognized net transaction (asset)
                 obligation                                  --       --
               Additional minimum liability                (3.0)      --
                                                          -----    -----
               Accrued pension cost                       ($4.9)   ($4.0)
                                                          =====    =====

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in Millions, except per share amounts)

          Assumptions used in the accounting for the Plan were:

                                                           1993     1992
                                                           ----     ----
               Weighted average discount rate               7.0%     8.0%

               Weighted average rate of increase
                 in future compensation levels              5.5%     5.5%

               Weighted average expected long-term
                 rate of return                             9.0%     9.0%

          14.  ACQUISITIONS

               During 1993, the Company acquired thirty-four clinical laboratory companies for an aggregate purchase price of $106.9. During 1992 and 1991, the Company acquired five and three laboratories, respectively, for an aggregate purchase price of $3.0 and $6.5, respectively. The acquisitions were accounted for as purchase transactions. The excess of cost over the fair value of net tangible assets acquired during 1993, 1992 and 1991 was $100.1, $3.0 and $6.4, respectively, which is included under the caption "Intangible assets, net" in the accompanying consolidated balance sheets. The consolidated statements of earnings reflect the results of operations of these purchased businesses from their dates of acquisition.

          15.  DIVIDENDS

               On December 21, 1992, the Company declared a quarterly dividend in the aggregate amount of approximately $7.6 ($0.08 per share), which was paid on January 26, 1993 to holders of record of common stock at the close of business on January 5, 1993. Such dividend was paid entirely with cash on hand.

               On December 15, 1993, the Company declared a quarterly dividend in the aggregate amount of approximately $6.8 ($0.08 per share), which was paid on January 25, 1994 to holders of record of common stock at the close of business on January 4, 1994.
          Such dividend was paid entirely with cash on hand.

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in Millions, except per share amounts)

          16.  QUARTERLY DATA (UNAUDITED)

                The following is a summary of unaudited quarterly data:

                                     Year ended December 31, 1993
                             ------------------------------------------
                               1st      2nd      3rd      4th
                             Quarter  Quarter  Quarter  Quarter   Total
                             ------------------------------------------

          Net sales          $199.8   $197.0   $194.8   $168.9   $760.5
          Gross profit         90.7     89.2     85.2     50.9    316.0
          Net earnings         33.6     33.2     38.2      7.7    112.7
          Earnings per
            common share       0.36     0.37     0.43     0.10     1.26


                                     Year ended December 31, 1992
                             ------------------------------------------
                               1st      2nd      3rd      4th
                             Quarter  Quarter  Quarter  Quarter   Total
                             ------------------------------------------

          Net sales          $176.4   $181.1   $183.6   $180.3   $721.4
          Gross profit         79.9     83.5     82.6     80.3    326.3
          Net earnings         29.7     31.4     30.1    (50.6)    40.6
          Earnings per
            common share       0.31     0.33     0.32    (0.53)    0.43

               Expense reimbursement and termination fees received in connection with the Company's attempt to purchase Damon
          Corporation, less related expenses and the write-off of certain bank financing costs, resulted in a one-time pre-tax gain of $15.3 in the third quarter of 1993.

               Medicare's denial of claims for ferritin and HDL tests, which began in September 1993 and continued through December 20, 1993 when the Company introduced new test forms and procedures, and related suspended billings reduced net sales and gross profit by $18.6 in the fourth quarter of 1993.

               The Company took a one-time pre-tax charge of $136.0 in the fourth quarter of 1992 as a result of the Government Settlement. The charge covered all estimated costs related to the investigation and the settlement agreements.

                                                              Schedule VIII

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES

                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     Years Ended December 31, 1993, 1992 and 1991
                                (Dollars in Millions)
- ---------------------------------------------------------------------------
                                          Charged
                            Balance at    to costs      Other      Balance
                            beginning       and     (Deductions)   at end
                             of year      expenses    Additions    of year
- ---------------------------------------------------------------------------

Year ended December 31, 1993:
  Applied against asset
    accounts:

Contractual allowances
  and allowance for
   doubtful accounts           $72.9        $55.1       ($77.0)     $51.0
                               =====        =====       ======      =====

Year ended December 31, 1992
  Applied against asset
    accounts:

Contractual allowances
  and allowance for
   doubtful accounts           $63.0        $75.2       ($65.3)     $72.9
                               =====        =====       ======      =====

Year ended December 31, 1991:
  Applied against asset
    accounts:

Contractual allowances
  and allowance for
   doubtful accounts           $64.0        $83.9       ($84.9)     $63.0
                               =====        =====       ======      =====


                                INDEX TO EXHIBITS



    Exhibit No.
    -----------
                Exhibits 10.6 through 10.43 are management contracts.

         3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 filed with the Commission on March 31, 1989, File No. 1-10740** (the "1988 10-K")).
         3.2 By-laws of the Company (incorporated herein by reference to the Company's 1988 10-K).

        10.1 Laboratory Agreement dated February 4, 1983 between the Company and Humana of Texas, Inc. d/b/a/ Medical City Dallas Hospital (incorporated herein by reference to the Company's Registration Statement on Form S-1 filed with the Commission on May 5, 1988, File No. 33-21708 (the "1988 S-1")).
        10.2 National Health Laboratories Incorporated Employees' Savings and Investment Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 filed with the Commission on February 13, 1992, File No.
                1-10740** (the "1991 10-K")).
        10.3 National Health Laboratories Incorporated Employees' Retirement Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Commission on March 26, 1993, File No. 1-10740 (the "1992 10-K")).
        10.4 National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the 1992 10-K).
        10.5 Settlement Agreement dated December 18, 1992 between the Company and the United States of America (incorporated herein by reference to the 1992 10-K).
        10.6 Employment Agreement dated December 21, 1992 between the Company and James R. Maher (incorporated herein by reference to the 1992 10-K).

                                INDEX TO EXHIBITS



  Exhibit No.
  ----------
    10.7 Employment Agreement dated May 1, 1991 between the Company and Robert Whalen (incorporated herein by reference to the 1991 10-K).
    10.8 Amendment to Employment Agreement dated June 6, 1991 between the Company and Robert Whalen (incorporated herein by reference to the 1991 10-K).
    10.9    Amendment to Employment Agreement dated January 1,
            1993 between the Company and Robert Whalen
            (incorporated herein by reference to the 1992 10-K). 10.10* Amendment to Employment Agreement dated January 1,
            1994 between the Company and Robert Whalen.
    10.11* Amendment to Employment Agreement dated March 1, 1994 between the Company and Robert Whalen.
    10.12   Employment Agreement dated May 1, 1991 between the
            Company and Larry L. Leonard (incorporated herein by reference to the 1991 10-K).
    10.13   Amendment to Employment Agreement dated
            June 6, 1991 between the Company and
            Larry L. Leonard (incorporated herein by reference to the 1991 10-K).
    10.14   Amendment to Employment Agreement dated January 1,
            1993 between the Company and Larry L. Leonard (incorporated herein by reference to the 1992 10-K).
    10.15*  Amendment to Employment Agreement dated
            January 1, 1994 between the Company and
            Larry L. Leonard.
    10.16*  Amendment to Employment Agreement dated
            March 1, 1994 between the Company and
            Larry L. Leonard.
    10.17   Employment Agreement dated May 1, 1991 between the
            Company and Timothy Brodnik (incorporated herein by reference to the 1991 10-K).
    10.18   Amendment to Employment Agreement dated
            June 6, 1991 between the Company and
            Timothy Brodnik (incorporated herein by
            reference to the 1991 10-K).

                                INDEX TO EXHIBITS



    Exhibit No.
    -----------
        10.19 Amendment to Employment Agreement dated January 1, 1993 between the Company and Timothy Brodnik (incorporated herein by reference to the 1992 10-K).
        10.20* Amendment to Employment Agreement dated January 1, 1994 between the Company and Timothy Brodnik.
        10.21* Amendment to Employment Agreement dated March 1, 1994 between the Company and Timothy Brodnik.
        10.22 Employment Agreement dated December 31, 1990 between the Company and Bernard E. Statland (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 filed with the Commission on March 14, 1991, File No. 1-10740** (the "1990 10-K")).
        10.23 Amendment to Employment Agreement dated April 1, 1991 between the Company and Bernard E. Statland (incorporated herein by reference to the 1991 10-K).
        10.24 Amendment to Employment Agreement dated June 6, 1991 between the Company and Bernard E. Statland (incorporated herein by reference to the 1991 10-K).
        10.25 Amendment to Employment Agreement dated January 1, 1993 between the Company and Bernard E. Statland (incorporated herein by reference to the 1992 10-K).
        10.26 Employment Agreement dated January 1, 1991 between the Company and David C. Flaugh (incorporated herein by reference to the 1990 10-K).
        10.27 Amendment to Employment Agreement dated April 1, 1991 between the Company and David C. Flaugh (incorporated herein by reference to the 1991 10-K).
        10.28 Amendment to Employment Agreement dated June 6, 1991 between the Company and David C. Flaugh (incorporated herein by reference to the 1991 10-K).
        10.29 Amendment to Employment Agreement dated January 1, 1993 between the Company and David C. Flaugh (incorporated herein by reference to the 1992 10-K).

                                INDEX TO EXHIBITS


    Exhibit No.
    -----------
        10.30 Employment Agreement dated January 1, 1991 between the Company and W. David Slaunwhite (incorporated herein by reference to the 1990 10-K).
        10.31 Amendment to Employment Agreement dated April 1, 1991 between the Company and David Slaunwhite (incorporated herein by reference to the 1991 10-K).
        10.32 Amendment to Employment Agreement dated June 6, 1991 between the Company and David Slaunwhite (incorporated herein by reference to the 1991 10-K).
        10.33 Amendment to Employment Agreement dated January 1, 1993 between the Company and W. David Slaunwhite (incorporated herein by reference to the 1992 10-K).
        10.34* Amendment to Employment Agreement dated January 1, 1994 between the Company and W. David Slaunwhite.
        10.35*  Amendment to Employment Agreement dated March 1, 1994 between the Company and W. David Slaunwhite.
        10.36   Employment Agreement dated January 1, 1991 between
                the Company and John Markus (incorporated herein by reference to the 1990 10-K).
        10.37 Amendment to Employment Agreement dated April 1, 1991 between the Company and John Markus (incorporated herein by reference to the 1991 10-K).
        10.38 Amendment to Employment Agreement dated June 6, 1991 between the Company and John Markus (incorporated herein by reference to the 1991 10-K).
        10.39 Amendment to Employment Agreement dated January 1, 1993 between the Company and John F. Markus (incorporated herein by reference to the 1992 10-K).
        10.40*  Amendment to Employment Agreement dated January 1,
                1994 between the Company and John F. Markus.
        10.41*  Amendment to Employment Agreement dated March 1, 1994 between the Company and John F. Markus.

                                INDEX TO EXHIBITS



    Exhibit No.
    ----------
        10.42 Employment Agreement dated October 1, 1992 between the Company and James G. Richmond (incorporated herein by reference to the 1992 10-K).
        10.43 Employment Agreement dated July 6, 1993 between the Company and Michael L. Jeub (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 filed with the Commission on August 9, 1993, File No. 1-10740 (the "1993 Second Quarter 10-Q")).
        10.44 Services Agreement (incorporated herein by reference to Amendment No. 1 to the 1988 S-1).
        10.45 Tax Allocation Agreement dated as of June 26, 1990 between MacAndrews & Forbes Holdings Inc., Revlon Group Incorporated, New Revlon Holdings Inc. and the subsidiaries of Revlon set forth on Schedule A thereto (incorporated herein by reference to the Company's Registration Statement on Form S-1 (No. 33-35782) filed with the Commission on July 9, 1990 (the "1990 S-1")).
        10.46 National Health Laboratories 1988 Stock Option Plan, as amended (incorporated herein by reference to the 1990 S-1).
        10.47 Revolving Credit Agreement dated as of August 27, 1993 among National Health Laboratories Incorporated, Citicorp USA, Inc. as agent and arranger, and the group of lenders specified therein (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 filed with the Commission on November 15, 1993, File No. 1-10740 (the "1993 Third Quarter 10-Q")).
        10.48 Loan Agreement dated August 1, 1991 among National Health Laboratories Incorporated, Frequency Property Corp. and Swiss Bank Corporation, New York Branch (incorporated herein by reference to the 1991 10-K).

                                INDEX TO EXHIBITS



   Exhibit No.
   -----------

        24.1*   Consent of KPMG Peat Marwick.

        25.1*   Power of Attorney of Ronald O. Perelman.
        25.2*   Power of Attorney of James R. Maher.
        25.3*   Power of Attorney of Saul J. Farber, M.D.
        25.4*   Power of Attorney of Howard Gittis.
        25.5*   Power of Attorney of Ann Dibble Jordan.
        25.6*   Power of Attorney of David J. Mahoney.
        25.7*   Power of Attorney of Paul A. Marks, M.D.
        25.8*   Power of Attorney of Linda Gosden Robinson.
        25.9*   Power of Attorney of Samuel O. Thier, M.D.
        25.10*  Power of Attorney of David C. Flaugh.

        28.1    Form of Collateral Agency Agreement (Bank
                Obligations) (incorporated herein by reference to
                Amendment No. 1 to the 1990 S-1 filed with the
                Commission on July 27, 1990, File No. 33-35785).
            ______________

            *  Filed herewith.
            ** Previously filed under File No. 0-17031 which has been corrected to File No. 1-10740.