Form 10-Q
period 1994-03-31
NATIONAL HEALTH LABORATORIES INC
filed 1994-05-10
CIK 832427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q


          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended           MARCH 31, 1994
                                        -----------------------------------

                                          OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                        ---------------     ---------------

          Commission file number                  1-10740
                                 ------------------------------------------

                      NATIONAL HEALTH LABORATORIES INCORPORATED
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                          DELAWARE                          84-0611484
          -----------------------------------------------------------------
               (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)          Identification No.)


               4225 EXECUTIVE SQUARE, SUITE 800, LA JOLLA, CALIFORNIA 92037
          -----------------------------------------------------------------
             (Address of principal executive offices)          (Zip code)

                                     619-550-0600
          -----------------------------------------------------------------
                 (Registrant's telephone number, including area code)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
          requirements for the past 90 days.  Yes  X   No

          The number of shares outstanding of the issuer's common stock is 84,750,692 shares as of April 30, 1994, of which 20,176,729 shares are held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.

              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Dollars in Millions, except per share data)
                                                    March 31,    December 31,
                                                      1994           1993
                                                  -----------    ------------
                                                  (Unaudited)
                          ASSETS
          Current assets:
            Cash and cash equivalents              $  29.4         $  12.3
            Accounts receivable, net                 139.4           119.0
            Prepaid expenses and other                26.5            21.7
            Deferred income taxes                     20.2            21.6
            Income taxes receivable                    0.9             8.7
                                                   -------         -------
                Total current assets                 216.4           183.3

          Property, plant and equipment, net         105.6           100.1
          Intangible assets, net                     294.1           281.5
          Other assets, net                           16.3            20.6
                                                   -------         -------
                                                   $ 632.4         $ 585.5
                                                   =======         =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Accounts payable                       $  38.4         $  36.9
            Dividend payable                           6.8             6.8
            Accrued expenses and other                62.0            55.6
            Current portion of accrued
              settlement expenses                     16.8            21.6
                                                   -------         -------
              Total current liabilities              124.0           120.9

          Revolving credit facility                  324.0           278.0
          Capital lease obligation                     9.8             9.7
          Accrued settlement expenses, less
            current portion                            7.4            11.5
          Deferred income taxes                        5.0             3.1
          Other liabilities                           20.1            21.5
          Stockholders' equity:
            Preferred stock, $0.10 par value;
              10,000,000 shares authorized;
              none issued                               --             --
            Common stock, $0.01 par value;
              220,000,000 shares authorized;
              99,354,492 shares issued at
              March 31, 1994 and
              December 31, 1993, respectively          1.0             1.0
          Additional paid-in capital                 226.3           226.3
          Retained earnings                          203.3           202.0
          Minimum pension liability adjustment        (2.4)           (2.4)
          Treasury stock, at cost; 14,603,800
            shares of common stock at
            March 31, 1994 and December 31, 1993,
            respectively                            (286.1)         (286.1)
                                                   -------         -------
            Total stockholders' equity               142.1           140.8
                                                   -------         -------
                                                   $ 632.4         $ 585.5
                                                   =======         =======

         See notes to unaudited consolidated condensed financial statements.


              NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (Dollars in Millions, except per share data)
                                     (Unaudited)
                                                        Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        1994         1993
                                                      -------      -------
          Net sales                                   $ 185.0      $ 199.8

          Cost of sales                                 132.3        109.1
                                                      -------      -------
          Gross profit                                   52.7         90.7

          Selling, general and
            administrative expenses                      31.0         31.3

          Amortization of intangibles
            and other assets                              3.1          2.1
                                                      -------      -------
          Operating income                               18.6         57.3
                                                      -------      -------
          Other income (expenses):
            Investment income                             0.2          0.4
            Interest expense                             (4.5)        (1.6)
                                                      -------      -------
                                                         (4.3)        (1.2)
                                                      -------      -------
          Earnings before income taxes                   14.3         56.1

          Provision for income taxes                      6.2         22.5
                                                      -------      -------
          Net earnings                                $   8.1      $  33.6
                                                      =======      =======
          Earnings per common share                   $  0.10      $  0.36

          Dividends per common share                  $  0.08      $  0.08













        See notes to unaudited consolidated condensed financial statements.

               NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Dollars in Millions)
                                      (Unaudited)
                                                        Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        1994         1993
                                                      -------      -------
          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net earnings                              $   8.1      $  33.6

            Adjustments to reconcile net earnings
              to net cash provided by (used for)
              operating activities:
                Depreciation and amortization             9.4          8.8
                Provision for doubtful accounts,
                  net                                    (0.9)        (0.5)
                Change in assets and liabilities,
                  net of effects of acquisitions:
                  Increase in accounts receivable       (19.5)       (14.2)
                  Increase in prepaid expenses
                    and other                            (4.8)        (0.7)
                  Decrease in deferred income
                    taxes, net                            3.3         11.7
                  Decrease in income taxes
                    receivable                            7.8         15.2
                  Increase in accounts payable,
                    accrued expenses and other            3.8         10.1
                  Payments for settlement and
                    related expenses                     (8.9)       (30.9)
                  Other, net                              4.1          0.1
                                                      -------      -------
                                                         (5.7)        (0.4)
                                                      -------      -------
            Net cash provided by operating
              activities                                  2.4         33.2
                                                      -------      -------
          CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                        (10.3)        (4.3)
            Acquisitions of businesses                  (13.5)          --
                                                      -------      -------
            Net cash used for investing
              activities                                (23.8)        (4.3)
                                                      -------      -------






                                        (continued)


               NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (Dollars in Millions)
                                      (Unaudited)
                                                        Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        1994         1993
                                                      -------      -------
          CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from revolving credit
              facilities                              $  46.0      $  25.0
            Deferred payments on acquisitions            (0.7)        (0.4)
            Purchase of treasury stock                     --        (26.0)
            Dividends paid on common stock               (6.8)        (7.6)
            Other                                          --         (0.7)
                                                      -------      -------
            Net cash provided by (used for)
              financing activities                       38.5         (9.7)
                                                      -------      -------
            Net increase in cash
              and cash equivalents                       17.1         19.2
            Cash and cash equivalents at
              beginning of year                          12.3         33.4
                                                      -------      -------
            Cash and cash equivalents at
              end of period                           $  29.4      $  52.6
                                                      =======      =======
          Supplemental schedule of cash
            flow information:
              Cash paid during the period for:
                Interest                              $   3.6      $   1.3
                Income taxes                              0.2          0.2

          Disclosure of non-cash financing
            and investing activities:
              Dividends declared and unpaid
                on common stock                       $   6.8      $   7.4

          In connection with business
            acquisitions, liabilities were
            assumed as follows:
              Fair value of assets acquired           $  15.0      $    --
              Cash paid                                 (13.5)          --
                                                      -------      -------
              Liabilities assumed                     $   1.5      $    --
                                                      =======      =======








        See notes to unaudited consolidated condensed financial statements.

               NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Dollars in Millions, except per share data)

          1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

               The consolidated financial statements include the accounts of National Health Laboratories Incorporated (the "Company") and its wholly-owned subsidiaries after elimination of all material intercompany accounts and transactions. Approximately 24% of the outstanding common stock of the Company is owned by National Health Care Group, Inc. ("NHCG") which is an indirect wholly-owned subsidiary of Mafco Holdings Inc. ("Mafco").

               The accompanying consolidated condensed financial statements of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary for a fair statement of the results of operations have been made.

          2.   EARNINGS PER SHARE

               Earnings per share are based upon the weighted average number of shares outstanding during the three months ended March 31, 1994 and 1993 of 84,750,692 shares and 93,525,174 shares, respectively. The change in the total number of shares outstanding resulted from the purchase by the Company of outstanding shares of its common stock, net of additional shares issued upon the exercise of options pursuant to the Company's stock option plan.

          3.   DIVIDEND DECLARATION

               On March 11, 1994, the Company declared a quarterly dividend in the aggregate amount of $6.8 ($0.08 per share), which was paid on April 26, 1994 to holders of record of common stock at the close of business on April 5, 1994. Such dividend was paid entirely with cash on hand. In connection with the acquisition and stock repurchase program described in Note 4, the Company announced it is discontinuing dividend payments for the foreseeable future in order to increase its flexibility with respect to both its acquisition strategy and stock repurchase program.

          4.   SUBSEQUENT EVENTS

               On May 3, 1994, the Company entered into a definitive agreement to acquire Allied Clinical Laboratories, Inc. ("Allied"). Pursuant to the agreement, a subsidiary of the Company commenced on May 9, 1994 a cash tender offer for all shares of Allied common stock for $23 per share. Any shares not tendered and purchased in the offer will be exchanged for $23 per share in cash in a second-step merger.

               The tender offer and the merger are subject, among other things, to the purchase in the offer of 4,836,000 Allied common shares and the expiration of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act.

               NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Dollars in Millions)

          4.   SUBSEQUENT EVENTS - Continued

               Pursuant to a commitment letter dated May 3, 1994 between the Company and Citibank, N.A. ("Citibank"), Citibank has committed to provide (i) a secured revolving credit facility of up to $350.0 (the "Revolving Credit Facility") and (ii) a secured term loan facility of $400.0 (the "Term Facility") to finance the acquisition and merger of Allied, to refinance certain existing debt of Allied, to refinance certain existing debt of the Company, to pay related fees and expenses and for general corporate purposes of the Company and its subsidiaries, in each case subject to the terms and conditions set forth therein.

               The Revolving Credit Facility will mature on the fifth anniversary of the closing date with semi-annual reductions in the availability of $50.0 each commencing three and one-half years after the closing date. The Term Facility will mature six and one-half years after the closing date, with repayments in each quarter prior to maturity based on a specified amortization schedule. It is expected that the terms and conditions of the Revolving Credit Facility and the Term Facility will contain, among other provisions, requirements for maintaining a defined level of stockholders' equity, various financial ratios and certain restrictions on investments and acquisitions of assets.

               Additionally, the Company announced, in connection with the acquisition of Allied, that the Company will terminate its current 10 million share repurchase program, under which 7,795,800 common shares have been repurchased, and will establish a new $50.0 stock repurchase program through which the Company will acquire additional shares of the Company's common stock from time to time in the open market.

               On April 7, 1994, the Company entered into an additional revolving credit facility (the "Additional Credit Facility") with Citicorp USA, Inc. as agent for a group of banks. The Additional Credit Facility provides that the Company may borrow up to $50.0 in addition to the amount available under the existing revolving credit facility. The Additional Credit Facility matures on August 1, 1994 and is unsecured. The terms and conditions of the Additional Credit Facility are substantially the same as the terms and conditions of the existing revolving credit facility. On April 30, 1994, no amounts had been drawn down on the Additional Credit Facility.

               NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (Dollars in Millions)

          RESULTS OF OPERATIONS

               Net sales for the three months ended March 31, 1994 were $185.0, a decrease of 7.4% from $199.8 reported in the comparable 1993 period. Net sales increased by approximately 10% and 11% from growth in new accounts and numerous acquisitions of small clinical laboratory companies, respectively. A reduction in Medicare fee schedules from 88% to 84% of the national limitation amounts on January 1, 1994, plus changes in reimbursement policies of various third party payors, reduced net sales by approximately 4%. The impact of severe weather further decreased net sales by approximately 3.5% to 5%. Other factors, including declines in the level of HDL and ferritin testing, price erosion in the industry as a whole, a changing test mix and lower utilization of laboratory testing, comprised the remaining reduction in net sales.

               Cost of sales primarily includes laboratory and distribution costs, a substantial portion of which vary directly with volume. Cost of sales increased to $132.3 in the first quarter of 1994 from $109.1 in the same quarter of 1993. Of the $23.2 increase, approximately $14.1 was the result of higher testing volume and approximately $2.9 was due to an increase in phlebotomy staffing to improve client service and meet competitive demand. The remaining increase resulted mainly from higher compensation and insurance expenses. Cost of sales as a percent of net sales was 71.5% for the three months ended March 31, 1994 and 54.6% in the corresponding 1993 period. The increase in the cost of sales percentage primarily results from a reduction in net sales due to pricing pressures which provides no corresponding reduction in operating costs.

               Selling, general and administrative expenses decreased to $31.0 for the three months ended March 31, 1994 from $31.3 in the corresponding period in 1993. This reduction was achieved despite higher labor costs, primarily through decreased spending for legal and other professional services and lower expenses related to the relocation of Company personnel.

               The increase in amortization of intangibles and other assets to $3.1 in the first quarter of 1994 from $2.1 in the same quarter of 1993 primarily resulted from the acquisition of numerous small clinical laboratory companies during the second half of 1993 and the beginning of 1994.

               Interest expense was $4.5 for the three months ended March 31, 1994 compared with $1.6 for the corresponding period in 1993. The change resulted from increased borrowings used primarily to finance repurchases by the Company of its common stock during 1993 and to finance the acquisition of numerous laboratories during both 1993 and 1994.

               NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Dollars in Millions, except per share data)

          RESULTS OF OPERATIONS - Continued

               The provision for income taxes as a percentage of earnings before income taxes was 43.4% and 40.1% for the three months ended March 31, 1994 and 1993, respectively. The change was mainly due to the increase in U.S. corporate tax rates during 1993 and also was the result of a higher effective rate for both federal and state income taxes.

          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

               For  the three months ended March 31,  1994 and 1993, net cash provided by operating activities (after payment of settlement and related expenses of $8.9 and $30.9 in 1994 and 1993, respectively) was $2.4 and $33.2, respectively. Cash used for capital expenditures and acquisitions of companies was $23.8 and $4.3 for the three months ended March 31, 1994 and 1993, respectively. The Company expects total capital expenditures to be approximately $30.0 in 1994 to accommodate expected growth, to further automate laboratory processes and improve efficiency.

               Net cash provided by operations has historically been adequate to fund capital expenditures and to provide the working capital necessary for the Company's ongoing operations and internal growth. During the three months ended March 31, 1994, capital expenditures exceeded net cash provided by operations which required the use of a portion of the Company's existing revolving credit facility to finance its growth activities. However, the Company anticipates that the aggregate net cash provided by operations for 1994 will be sufficient to satisfy the projected 1994 capital expenditures.

               The Company acquired four clinical laboratories during the three months ended March 31, 1994 for an aggregate amount of $13.5 in cash and the recognition of $1.5 of liabilities. These laboratories, on an annual basis, are expected to generate approximately $11.4 in net sales.

               On May 3, 1994, the Company entered into a definitive agreement to acquire Allied. Pursuant to the agreement, a subsidiary of the Company commenced on May 9, 1994 a cash tender offer for all shares of Allied common stock for $23 per share. Any shares not tendered and purchased in the offer will be exchanged for $23 per share in cash in a second-step merger.

               The tender offer and the merger are subject, among other things, to the purchase in the offer of 4,836,000 Allied common shares and the expiration of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act.

               NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (Dollars in Millions, except per share data)

          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES - Continued

               Pursuant to a commitment letter dated May 3, 1994 between the Company and Citibank, Citibank has committed to provide (i) a secured Revolving Credit Facility of up to $350.0 and (ii) a secured Term Facility of $400.0 to finance the acquisition and merger of Allied, to refinance certain existing debt of Allied, to refinance certain existing debt of the Company, to pay related fees and expenses and for general corporate purposes of the Company and its subsidiaries, in each case subject to the terms and conditions set forth therein.

               The Revolving Credit Facility will mature on the fifth anniversary of the closing date with semi-annual reductions in the availability of $50.0 each commencing three and one-half years after the closing date. The Term Facility will mature six and one-half years after the closing date, with repayments in each quarter prior to maturity based on a specified amortization schedule. It is expected that the terms and conditions of the Revolving Credit Facility and the Term Facility will contain, among other provisions, requirements for maintaining a defined level of stockholders' equity, various financial ratios and certain restrictions on investments and acquisitions of assets.

               Additionally, the Company announced, in connection with the acquisition of Allied, that the Company will terminate its current 10 million share repurchase program, under which 7,795,800 common shares have been repurchased, and will establish a new $50.0 stock repurchase program through which the Company will acquire additional shares of the Company's common stock from time to time in the open market.

               On  April 7,  1994,  the Company  entered  into an  Additional
          Credit Facility with Citicorp USA, Inc. as agent for a group of banks. The Additional Credit Facility provides that the Company may borrow up to $50.0 in addition to the amount available under the existing revolving credit facility. The Additional Credit Facility matures on August 1, 1994 and is unsecured. The terms and conditions of the Additional Credit Facility are substantially the same as the terms and conditions of the existing revolving credit facility. On April 30, 1994, no amounts had been drawn down on the Additional Credit Facility.

               On March 11, 1994, the Company declared a quarterly dividend in the aggregate amount of $6.8 ($0.08 per share), which was paid on April 26, 1994 to holders of record of common stock at the close of business on April 5, 1994. Such dividend was paid entirely with cash on hand. In connection with the acquisition and stock repurchase program described in Note 4, the Company announced that it is discontinuing dividend payments for the foreseeable future in order to increase its flexibility with respect to both its acquisition strategy and stock repurchase program.

               NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES
                      (Dollars in Millions, except per share data)

                              PART II - OTHER INFORMATION

          Item 1.   Legal Proceedings

                    In  September 1993,  as discussed  in the  Company's most
               recent annual report on Form 10-K, the Company was served with a subpoena issued by the Office of Inspector General of the United States Department of Health and Human Services (the "OIG") concerning the Company's regulatory compliance procedures. The Company has provided documents to the OIG in response to the subpoena and continues to be in contact with the OIG through its outside attorneys.

          Item 5.   Other Events

                    On  May 3,  1994, the  Company entered into  a definitive
               agreement to acquire Allied. Pursuant to the agreement, a subsidiary of the Company commenced on May 9, 1994 a cash tender offer for all shares of Allied common stock for $23 per share. Any shares not tendered and purchased in the offer will be exchanged for $23 per share in cash in a second-step merger.

                    The tender offer and the merger are subject,  among other
               things, to the purchase in the offer of 4,836,000 Allied common shares and the expiration of all waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act.

                    In furtherance of the  transaction, the Company announced
               that it  had entered into stock option agreements with Haywood
               D. Cochrane, Jr., Allied's President and Chief Executive Officer, and Warburg, Pincus Capital Company, L.P., pursuant to which the Company has the option to purchase from such stockholders an aggregate amount of 2,768,815 shares of Allied common stock at $23 per share.

                    The Company also  announced it is discontinuing  dividend
               payments for the foreseeable future in order to increase its flexibility with respect to both its acquisition strategy and the Company's new $50.0 stock repurchase program through which the Company will acquire, from time to time, additional shares of its common stock on the open market.

               NATIONAL HEALTH LABORATORIES INCORPORATED AND SUBSIDIARIES

                              PART II - OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                             2  -   Agreement and Plan of Merger dated as  of
                                    May 3, 1994.

                            10  -   Revolving  Credit  Agreement dated  as of
                                    April  7,  1994  among   National  Health
                                    Laboratories  Incorporated  and  Citicorp
                                    USA, Inc.

                            20  -   Press Release dated May 4, 1994

                         99(a)  -   Stock Option  Agreement dated  as of  May
                                    3, 1994,  among NHL, N  Acquisition Corp.
                                    and  Warburg,  Pincus   Capital  Company.
                                    L.P.

                         99(b)  -   Stock Option  Agreement dated  as of  May
                                    3, 1994, among  NHL, N Acquisition  Corp.
                                    and Haywood D. Cochrane, Jr.

                    (b)  Reports on Form 8-K

                               National   Health  Laboratories   Incorporated
                               filed no reports on Form 8-K during the fiscal quarter ended March 31, 1994.

                                   S I G N A T U R E


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       NATIONAL HEALTH LABORATORIES INCORPORATED
                                       Registrant



                                             By:/s/  MICHAEL L. JEUB
                                                     Michael L. Jeub

                                             Executive Vice  President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Accounting Officer)


          Date:       May 10, 1994

                                   INDEX TO EXHIBITS



          Exhibit No.

             2          Agreement and Plan of Merger dated
                        as of May 3, 1994.

             10         Revolving Credit Agreement dated as of
                        April 7,  1994 among  National  Health
                        Laboratories Incorporated and Citicorp
                        USA, Inc.

             20         Press Release dated May 4, 1994.

             99(a)      Stock Option Agreement dated as of
                        May 3, 1994, among NHL, N Acquisition
                        Corp. and Warburg, Pincus Capital
                        Company. L.P.

             99(b)      Stock Option Agreement dated as of
                        May 3, 1994, among NHL, N Acquisition
                        Corp. and Haywood D. Cochrane, Jr.